Form 10QSB
period 1996-06-30
GUARANTY STATE BANCORP
filed 1996-08-08
CIK 900342

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT T0 SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  or the quarterly period ended June 30, 1996

                       Commission File Number - 33-60742


                             GUARANTY STATE BANCORP
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


       North Carolina                               56-1816641
- - -------------------------------          ------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


                              302 West Main Street
                         Durham, North Carolina  27701
                         -----------------------------
                    (Address of principal executive offices)


                          Telephone:  (919)  688-9361
                          ---------------------------
                          (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes [ X ]     No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock                                       878,275
- - -----------------------                       ----------------------------
         Class                                Outstanding at June 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          The Statements of Financial Condition, Results of Operations and Cash Flows have been included as Attachments to this report.

          (1)  Balance Sheets                          page 3
          (2)  Statements of Income                    page 4
          (3)  Consolidated Statement of Cash Flow     page 5
          (4)  Statement of Changes in
                   Capital Accounts                    page 6
          (5)  Loan Loss Reserve Analysis              page 7
          (6)  Net Yield Analysis                      page 8
          (7)  Notes to Consolidated
                   Financial Statements                page 9

Item 2.   Management Discussion and Analysis           page 10
          and Results of Operations

                             GUARANTY STATE BANCORP

CONSOLIDATED BALANCE SHEETS
Guaranty State Bancorp and Subsidiary
- - -------------------------------------------------------------------------------
                                                       06-30         06-30        12-31
                                                       1996          1995         1995
                                                     Unaudited     Unaudited     Audited

          ASSETS
Cash and due from banks                              $3,453,820    $3,042,288   $2,575,816
Federal funds sold                                    1,692,000     4,635,000      655,000
Investment securities available for sale             21,173,497    18,045,215   18,665,226
Loans held for sale                                     940,100       142,318      210,700
Loans:                                               65,773,500    54,492,352   59,179,216
  Less allowance for possible loan losses             1,195,472     1,059,775    1,102,709
                                                    -----------   -----------   -----------
    Net loans                                        65,518,128    53,574,895   58,287,207
Federal Home Loan Bank of Atlanta stock                 305,500             0      226,700
Premises and equipment                                1,768,309     1,739,852    1,682,180
Interest receivable                                     716,645       540,230      644,057
Other assets                                            448,515       759,160      321,800
                                                    -----------   -----------  -----------
    Total assets                                    $95,076,414   $82,336,640  $83,057,986
                                                    ===========   ===========  ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                        $11,064,546    $9,852,248  $10,026,166
  Interest-bearing demand                             4,449,727     4,897,543    4,150,956
  Savings                                            24,038,759    18,251,144   18,753,457
  Large denomination certificates of deposit         12,911,293    14,024,008   13,665,346
  Other time                                         27,970,600    25,388,741   26,027,458
                                                    -----------   -----------  -----------
     Total deposits                                  80,434,925    72,413,684   72,623,383
Federal Home Loan Bank of Atlanta
   short-term borrowings                              3,800,000             0            0
Interest payable                                        544,184       540,285      603,556
Other liabilities                                       164,927       136,435      156,296
                                                    -----------   -----------  -----------
     Total liabilities                               84,944,036    73,090,404   73,383,235
Shareholders' Equity:
  Common stock: $1.00 par value, 2,500,000 shares authorized;
   878,275, 871,262 and 580,858 shares issued
   and outstanding on 6/30/96, 12/31/95
   and 6/30/95, respectively                            878,275       580,858      871,262
  Surplus                                             4,708,139     4,661,964    4,661,964
  Undivided profits                                   4,397,288     3,876,258    3,990,771
Net unrealized gain (loss) investment securities,       148,676       127,156      150,754
                                                    -----------   -----------  -----------
     Total shareholders' equity                      10,132,378     9,246,236    9,674,751
                                                    -----------   -----------  -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $95,076,414   $82,336,640  $83,057,986
                                                    ===========   ===========  ===========

                             GUARANTY STATE BANCORP

Guaranty State Bancorp and Subsidiary

                                                     THREE MONTHS                 SIX MONTHS
                                                     ENDED JUNE 30               ENDED JUNE 30
                                                    1996         1995         1996          1995
                                                ----------   ----------   ----------    ----------
Interest income:
  Loans and fees on loans                       $1,517,908   $1,298,502   $2,981,267    $2,475,473
  Federal funds sold                                27,829       49,038       44,866       103,313
  Investment securities, taxable                   268,291      224,349      492,073       429,476
  Investment securities, non-taxable                44,871       43,411       91,626        96,828
                                                ----------   ----------   ----------    ----------
    Total interest income                        1,858,899    1,615,300    3,609,832     3,105,090
                                                ----------   ----------   ----------    ----------
Interest Expense:
  Large denomination certificates of deposit       184,137      157,927      365,961       311,467
  Other deposits                                   643,903      561,824    1,232,591     1,036,106
  Other interest expense                            53,260            0       95,296             0
                                                ----------   ----------   ----------    ----------
    Total interest expense                         881,300      719,751    1,693,848     1,347,573
                                                ----------   ----------   ----------    ----------
    Net interest income                            977,599      895,549    1,915,984     1,757,517
Provision for loan losses                           36,228       42,756       70,380        85,512
                                                ----------   ----------   ----------    ----------
    Net interest income after
      provision for loan losses                    941,371      852,793    1,845,604     1,672,005
Other income:
  Service charges on deposit accounts               56,811       54,761      111,687       113,134
  Other service charges, commissions and fee        44,471       43,230       86,598        65,817
  Other operating income                            12,700        7,800       21,708        15,600
                                                ----------   ----------   ----------    ----------
     Total other income                            113,982      105,791      219,993       194,551
Other expense:
  Salaries                                         312,911      299,831      616,889       597,598
  Employee benefits                                 58,686       61,301      116,046       104,817
  Occupancy expense                                 67,420       64,957      138,235       124,956
  Equipment and fixture expense                     24,618       30,516       50,874        57,559
  FDIC assessment                                        0       37,776        2,000        75,552
  Other operating expense                          186,416      136,894      331,630       280,832
                                                ----------   ----------   ----------    ----------
     Total other expense                           650,051      631,275    1,255,674     1,241,314
                                                ----------   ----------   ----------    ----------
     Income before income taxes                    405,302      327,309      809,923       625,242
Income taxes                                       131,187      101,857      263,682       191,625
                                                ----------   ----------   ----------    ----------
     Net income                                    274,115      225,452      546,241       433,617
                                                ==========   ==========   ==========    ==========
 *Net income per share                               $0.31        $0.26        $0.62         $0.50
                                                ==========   ==========   ==========    ==========
**Cash divdends per share                            $0.08        $0.07        $0.16         $0.13
                                                ==========   ==========   ==========    ==========
**Book value per share                              $11.54       $10.61       $11.54        $10.61
                                                ==========   ==========   ==========    ==========

* Earnings per share are based on weighted average number of shares outstanding for the applicable period. 1995 earnings are adjusted for the October, 1995 stock dividend.

**1995's cash dividends and book value per share are adjusted for the October, 1995 50% stock dividend.

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Guaranty State Bancorp and Subsidiary

                                                       SIX MONTHS ENDED
                                                    JUNE 30       JUNE 30
                                                      1996          1995
                                                 -----------    ----------
Cash flows from operating activities:
 Net income                                         $546,241      $433,617
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                      64,642        71,059
   Amortization of premiums on investment
    securities net of accretion discount              21,421        38,461
 Changes in assets and liabilities:
   Interest receivable                               (72,588)       58,289
   Other assets                                     (126,715)     (296,258)
   Interest payable                                  (59,372)      153,811
   Other liabilities                                   8,631        26,950
                                                 -----------    ----------
    Net cash (used in) provided by operating
     activities                                      452,640       571,441
                                                 -----------    ----------

Cash flows from investing activities:
 Proceeds from maturity of investment
  securities                                       4,854,075     3,489,680
 Purchase of investment securities                (7,566,879)   (2,828,116)
 Net decrease (increase) in loans                 (7,230,921)   (5,444,038)
 Capital expenditures                               (118,917)      (30,999)
                                                 -----------    ----------
  Net cash (used)/provided by investing
   activities                                    (10,062,642)   (4,813,473)
                                                 -----------    ----------


Cash flows from financing activities:
 Net increase (decrease) in deposits               7,811,542     5,943,190
 Proceeds from exercise of stock options              53,188        19,672
 Dividends paid                                     (139,724)     (116,172)
 Proceeds from borrowed funds                      3,800,000             0
 Repayment of borrowed funds                               0             0
   Net cash (used)/provided by financing
    activities                                    11,525,006     5,846,690
                                                 -----------    ----------
   Net increase (decrease) in cash and
    and cash equivalents                           1,915,004     1,604,658

Cash and cash equivalents at beginning
 of period                                         3,230,816     6,072,630
                                                 -----------    ----------
Cash and cash equivalents at end of period         5,145,820     7,677,288
                                                 ===========    ==========

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY CAPITAL
Guaranty State Bancorp and Subsidiary
- - --------------------------------------------------------------------------------
Six months ended June 30
                   1996

                                                                                         Unrealized
                                            Common Stock                                Gain/(losses)        Total
                                          ----------------                Undivided      Securities      Stockholders
                                          Shares    Amount     Surplus     Profits    Available for Sale    Equity
                                          -------   -------  ----------   ----------  ------------------  -----------
BALANCE JANUARY 1, 1996                   871,262  $871,262  $4,661,964   $3,990,771       $150,754        $9,674,751
  Exercise of stock options                 7,013     7,013      46,175            0              0            53,188
  Net income                                              0           0      546,241              0           546,241
  Cash dividends                                          0           0     (139,724)             0          (139,724)
  Change in unrealized gain (loss) on
    investment securities held for sale
     net of income taxes                                  0           0            0         (2,078)           (2,078)
                                         --------  --------  ----------   ----------       --------       -----------
BALANCE JUNE 30, 1996                    $878,275  $878,275  $4,708,139   $4,397,288       $148,676       $10,132,378
                                         ========  ========  ==========   ==========       ========       ===========

RESERVE FOR LOAN LOSSES

The following is an analysis of the reserve for loan losses as of the periods indicated for Guaranty State Bank:

                                       THREE MONTHS                         SIX MONTHS
                                       ENDED JUNE 30                       ENDED JUNE 30
                                  1996               1995             1996               1995
                              ----------           --------       ----------           --------
Balance, beginning            $1,162,066           $908,217       $1,102,709           $947,022
  Provision charged again         36,228             34,141           70,380             85,512
  Recoveries                       4,996              3,329           32,994             45,639
  Losses charged off              (7,818)           (16,887)         (10,611)           (18,938)
                              ----------           --------       ----------           --------
Balance, ending               $1,195,472           $928,800       $1,195,472          $1,059,235
                              ==========           ========       ==========          ==========

                                 MONTHLY MARGIN


                                     TABLE 1
                    Net Interest Income and Average Balances

6 MONTH
  JUNE ANNUALIZED                                          1996                                   1995
                                                         Interest                               Interest
                                             Average      Income/        Yield/     Average      Income/     Yield/
                                             Balance     (Expense)       (Cost)     Balance     (Expense)    (Cost)
                                           -----------   ----------      ------   -----------   ---------    ------
Interest earning assets:
  Taxable investment securities (1)        $15,573,851   $1,012,273       6.50%   $13,832,261    $899,926     6.51%
  Nontaxable investment securities (1)       3,750,183      298,550       7.96%     3,907,670     315,503     8.07%
  Federal Home Loan Bank Stock                 296,603       19,553       6.59%       143,820           0     0.00%
  Federal Funds sold and securities
  purchased with agreements to resell        1,752,828       90,223       5.15%     3,557,631     206,624     5.81%
  Loans (2)                                 63,999,290    5,993,863       9.37%    51,833,316   4,992,530     9.63%
                                           -----------   ----------               -----------   ---------
    Total interest earning assets           85,372,755    7,414,462                73,274,698   6,414,482
                                           -----------   ----------               -----------   ---------

    Average yield on interest earning assets                              8.68%                               8.75%

Noninterest earning assets:
  Cash and due from banks                    2,142,118                              2,240,049
  Premises and equipment                     1,703,393                              1,760,349
  Allowance for loan losses                 (1,155,350)                              (991,245)
  Interest receivable and other              1,435,903                              1,035,976
    Total noninterest earning assets         4,126,064                              4,045,129
                                           -----------                            -----------
      Total assets                         $89,498,819                            $77,319,827
                                           ===========                            ===========

Interest bearing liabilities:
  Demand deposits                            3,937,920       80,405       2.04%   $ 4,744,383      94,664     2.00%
  Savings deposits                          21,695,618      830,339       3.83%    17,946,443     845,552     4.71%
  Time deposits                             39,753,068    2,303,928       5.80%    36,196,468   1,978,917     5.47%
  FHLB Borrowings                            3,378,198      188,498       5.58%
                                           -----------   ----------               -----------   ---------
    Total interest bearing liabilities      68,764,804    3,403,170                58,887,294   2,919,133
                                           -----------   ----------               -----------   ---------
    Average cost on interest bearing
     liabilities                                                          4.95%                               4.96%

Noninterest bearing liabilities:
  Demand deposits                           10,087,870                              9,003,263
  Interest payable and other                   754,260                                541,737
                                           -----------                            -----------
  Total noninterest bearing liabilities     10,842,130                              9,545,000
                                           -----------                            -----------
    Total liabilities                       79,606,934                             68,432,294
                                           -----------                            -----------
Stockholders' equity                         9,891,885                              8,887,533
                                           -----------                            -----------
  Total liabilities and stockholders'
    equity                                 $89,498,819                            $77,319,827
                                           ===========                            ===========
  Net interest income                                    $4,011,292                            $3,495,349
                                                         ==========                            ==========

  Net yield on interest earning assets (margin)                           4.70%                               4.77%
  Interest rate spread (earning asset yield minus
   interest-bearing liability rate)                                       3.74%                               3.80%


(1) Tax exempt income on investments and the related yield are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.

(2) For purposes of calculating loan yield, average loan balances include nonaccrual loans and are net of allowance for loan losses.

                     GUARANTY STATE BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statement



1. These financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information of footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are in the opinion of management necessary for a fair presentation have been included. All adjustments are of a normal recurring nature.

    The accounting and reporting policies of Guaranty State Bancorp ("GSB" or the "Company") follow generally accepted accounting principles and general practices within the financial services industry. The consolidated financial statements of GSB, a bank holding company incorporated under the laws of the State of North Carolina, include the accounts of Guaranty State Bank ("the Bank"), its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

    Statement of Financial Accounting Standards No. 119 (SFAS No. 119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", has been issued and is effective for fiscal years beginning after December 15, 1995. As SFAS No. 119 relates only to disclosure issues, no impact on the financial position of the Company is expected upon adoption.

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS AND
          RESULTS OF OPERATIONS

     Guaranty State Bank's tradition of record earnings and asset growth continued in the second quarter of 1996. Compared to second quarter 1995, earnings grew by 21.6% and assets at the end of the period increased by 15.4%.

     Net income for the current quarter was $274,115 compared to $225,452 for the second quarter in the prior year. For the six months ended June 30, 1996, net income was $546,241, a 26.0% increase over the first six months of 1995. Earnings per share for the first half of 1996 were $.62 compared to $.50 in 1995.

     Asset growth continued at a brisk pace throughout 1996. At June 30, 1996, total assets were $95.0 million, compared to $82.3 million a year ago. Loans outstanding grew by 20.7% to total $65.8 million. Deposits increased by 11.1% to total $80.4 million. Guaranty's reserve for possible loan losses remained strong at 1.79% of loans outstanding, although the expense for loan loss provision decreased by 17.7% in 1996 over the same period in 1995. Other assets include treasurer's checks in a suspense file for loans pending closing at attorney's offices. This amount varies greatly from quarter to quarter, depending on the number of loans in process at the end of each quarter.

     Guaranty's return on average assets is among the strongest in its group of peer banks. Annualized at June 30, 1996, the return on average assets was 1.22% compared to 1.12% at June 30, 1995. Return on average equity was 11.04% annualized, compared to 9.76% for 1995. Noninterest income increased by 13.1% for the first half of the year, resulting from increased volume of mortgage
loans sold to correspondents and increased rental income.   Reduction in
premiums paid to the Federal Deposit Insurance Corporation contributed to noninterest expense increasing by only 1.6% over the prior year.

     These results are very satisfactory.   In Guaranty's strong local economy
management looks forward to a promising second half of the year. The Bank continues to experience quality loan growth and recent deposit advertising campaigns have generated excellent response.

     On July 1, 1996, Guaranty State Bancorp paid shareholders of record as of June 14, 1996, a quarterly dividend of $.08 per share, a 20.0% increase over that paid through the same period last year.

     Management efforts remain focused on building shareholder value through growth in quality assets and deposits.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          There are no material pending legal proceedings involving the Company.

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The following items were submitted to a vote of security holders through solicitation of proxies for the regular annual meeting of shareholders which was held on April 23, 1996.

          1.   Election of Directors for a three-year term ending 1999.

                                        Votes         Votes
                                         For         Against
                                       -------       -------
          a.   Robert F. Baker         732,240             0
          b.   B. W. Harris, III       731,940           300
          c.   Philip H. Pearce        628,522       103,718

          2. Ratification of Coopers and Lybrand, independent public accountants, to audit the Corporation's books for fiscal 1996.

               Votes For      Votes Against          Abstain
               ---------      -------------          -------
                 625,274                  0          106,966

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              (27)  Financial Data Schedule

          All other items are omitted due to the absence of the conditions under which they are required or because the information is included in Part I.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Guaranty State Bancorp



Date: August 6, 1996          By: /s/ Charles J. Stewart
                                  ------------------------------
                                      Charles J. Stewart
                                      President and CEO


Date: August 6, 1996          By: /s/ Jean R. Turner
                                  ------------------------------
                                      Jean R. Turner
                                      Senior Vice President

                                    EXHIBITS
                                   ITEM 6(a)

                        Quarterly Report on Form 10-QSB

                      For the quarter ended June 30, 1996


Exhibit Number:        Exhibit Description
- - ---------------        --------------------------------------------------------
      27               Financial Data Schedule