Form 10QSB
period 1996-09-30
GUARANTY STATE BANCORP
filed 1996-11-12
CIK 900342

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT PURSUANT T0 SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                or the quarterly period ended September 30, 1996
                                              ------------------

                       Commission File Number - 33-60742


                             GUARANTY STATE BANCORP
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


      	North Carolina				                                 56-1816641
-------------------------------                 -------------------------------
(State or other jurisdiction of 	              (IRS Employer Identification No.)
incorporation or organization)



                              302 West Main Street
                         Durham, North Carolina  27701
                         -----------------------------
                    (Address of principal executive offices)


                          Telephone:  (919)  688-9361
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


Yes [ X ]     No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock				                            	     878,770
  ------------                         ---------------------------------
      Class			                         Outstanding at September 30, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.		Consolidated Financial Statements

       		The Statements of Financial Condition, Results of Operations and Cash Flows have been included as Attachments to this report.

       		(1)	Balance Sheets			                      	page 3
       		(2)	Statements of Income	               	  	page 4
       		(3)	Consolidated Statement of Cash Flow    	page 5
       		(4)	Statement of Changes in
   			          Capital Accounts	                  		page 6
       		(5)	Loan Loss Reserve Analysis            		page 7
       		(6)	Nonperforming Assets	                 		page 7
       		(6)	Net Yield Analysis                   			page 8
       		(7)	Notes to Consolidated
	       	       Financial Statements               		page 9

Item 2.		Management Discussion and Analysis        		page 10
		       and Results of Operations


CONSOLIDATED BALANCE SHEETS
Guaranty State Bancorp and Subsidiary
                                                                       09-30                09-30                12-31
                                                                        1996                1995                 1995
                                                                     Unaudited            Unaudited             Audited

          ASSETS

Cash and due from banks                                                 $2,787,963           $2,232,940           $2,575,816
Federal funds sold                                                       3,647,000            5,695,000              655,000
Investment securities available for sale                                21,923,407           17,588,059           18,665,226
Loans held for sale                                                        333,681              162,000              210,700
Loans:                                                                  65,758,542           55,085,456           59,179,216
  Less allowance for possible loan losses                                1,082,887            1,088,460            1,102,709
                                                                       -----------          -----------          -----------
    Net loans                                                           65,009,336           54,158,996           58,287,207
Federal Home Loan Bank of Atlanta stock                                    305,500                                   226,700
Premises and equipment                                                   1,865,216            1,717,454            1,682,180
Interest receivable                                                        689,871              595,117              644,057
Other assets                                                               683,969              476,630              321,800
                                                                       -----------          -----------          -----------
    Total assets                                                       $96,912,262          $82,690,896          $83,057,986
                                                                       ===========          ===========          ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                           $10,110,229          $10,306,021          $10,026,166
  Interest-bearing demand                                                4,113,400            4,418,159            4,150,956
  Savings                                                               25,239,965           18,829,220           18,753,457
  Large denomination certificates of deposit                            13,296,472           13,293,686           13,665,346
  Other time                                                            29,442,686           25,663,676           26,027,458
                                                                       -----------          -----------          -----------
     Total deposits                                                     82,202,752           72,510,762           72,623,383
Federal Home Loan Bank of Atlanta short-term borrowings                  3,800,000                -                    -
Interest payable                                                           529,972              574,881              603,556
Other liabilities                                                          197,816              171,875              156,296
                                                                       -----------          -----------          -----------
     Total liabilities                                                  86,730,540           73,257,518           73,383,235
Shareholders' Equity:
  Common stock: $1.00 par value, 2,500,000 shares authorized;
   878,770, 871,262 and 580,858 shares issued and
   outstanding on 9/30/96, 12/31/95 and 9/30/95, respectively              878,770              580,858              871,262
  Surplus                                                                4,711,394            4,661,964            4,661,964
  Undivided profits                                                      4,577,876            4,095,835            3,990,771
Net unrealized gain (loss) investment securities,                           13,682               94,721              150,754
                                                                       -----------          -----------          -----------
     Total shareholders' equity                                         10,181,722            9,433,378            9,674,751
                                                                       -----------          -----------          -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $96,912,262          $82,690,896          $83,057,986
                                                                       ===========          ===========          ===========


CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
Guaranty State Bancorp and Subsidiary
                                                             THREE MONTHS                      NINE MONTHS
                                                          ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                         1996           1995               1996            1995
Interest income:                                      ----------     ----------         ----------      ----------
  Loans and fees on loans                             $1,546,699     $1,377,393         $4,527,966      $3,852,866
  Federal funds sold                                      54,736         69,231             99,602         172,544
  Investment securities, taxable                         274,300        218,962            766,373         648,438
  Investment securities, non-taxable                      42,082         47,774            133,708         144,602
                                                      ----------     ----------         ----------      ----------
    Total interest income                              1,917,817      1,713,360          5,527,649       4,818,450

Interest Expense:
  Large denomination certificates of deposit             187,641        259,412            553,602         570,879
  Other deposits                                         705,244        520,712          1,937,835       1,556,818
  Other interest expense                                  66,256           -               161,552            -
                                                      ----------     ----------         ----------      ----------
    Total interest expense                               959,141        780,124          2,652,989       2,127,697
                                                      ----------     ----------         ----------      ----------
    Net interest income                                  958,676        933,236          2,874,660       2,690,753
Provision for loan losses                                 41,228         42,756            111,608         128,268
                                                      ----------     ----------         ----------      ----------
    Net interest income after
      provision for loan losses                          917,448        890,480          2,763,052       2,562,485
Other income:
  Service charges on deposit accounts                     55,574         52,513            167,261         165,647
  Other service charges, commissions and fees             43,770         57,886            130,368         123,703
  Profit (loss) from sale of securities                   (3,390)          -                (3,390)           -
  Other operating income                                  12,698          7,799             34,406          23,399
                                                      ----------     ----------         ----------      ----------
     Total other income                                  108,652        118,198            328,645         312,749
Other expense:
  Salaries                                               315,442        302,176            932,331         899,774
  Employee benefits                                       57,120         51,033            173,166         155,850
  Occupancy expense                                       67,003         64,832            205,238         189,788
  Equipment and fixture expense                           25,195         31,500             76,069          89,059
  FDIC assessment                                           -            (3,920)             2,000          71,632
  Other operating expense                                178,141        141,712            509,771         422,544
                                                      ----------     ----------         ----------      ----------
     Total other expense                                 642,901        587,333          1,898,575       1,828,647
                                                      ----------     ----------         ----------      ----------
      Income before income taxes                         383,199        421,345          1,193,122       1,046,587
Income taxes                                             123,158        137,874            386,840         329,499
                                                      ----------     ----------         ----------      ----------
      Net income                                        $260,041       $283,471           $806,282        $717,088
                                                      ==========     ==========         ==========      ==========
*Net income per share                                      $0.30          $0.33              $0.92           $0.83
                                                      ==========     ==========         ==========      ==========
**Cash divdends per share                                  $0.09          $0.07              $0.25           $0.21
                                                      ==========     ==========         ==========      ==========
**Book value per share                                    $11.59         $10.83             $11.59          $10.83
                                                      ==========     ==========         ==========      ==========

*Earnings per share are based on weighted average number of shares outstanding for the applicable period. 1995 earnings are adjusted for the October, 1995 50 % stock dividend.

**1995's cash dividends and book value per share are adjusted for the October, 1995 50% stock dividend.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Guaranty State Bancorp and Subsidiary

                                                              NINE MONTHS ENDED
                                                        SEPTEMBER 30      SEPTEMBER 30
                                                            1996               1995
                                                        ------------      ------------
Cash flows from operating activities:
 Net income                                               $806,282          $717,088
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                            97,110           108,966
   Amortization of premiums on investment
    securities net of accretion discount                    20,652            57,583
  Provision for loan losses                                111,608           128,268
 Changes in assets and liabilities:
   Interest receivable                                     (45,814)            3,402
   Other assets                                           (362,169)          (12,047)
   Interest payable                                        (73,584)          188,407
   Other liabilities                                        41,520            62,390
                                                       -----------       -----------
    Net cash (used in) provided by operating
     activities                                            595,605         1,254,057
                                                       -----------       -----------

Cash flows from investing activities:
 Proceeds from maturity of investment
  securities                                             6,858,637         4,164,680
 Purchase of investment securities                     (10,464,949)       (3,323,897)
 Net decrease (increase) in loans                       (6,722,129)       (6,070,895)
 Capital expenditures                                     (280,146)          (46,509)
                                                       -----------       -----------
  Net cash (used)/provided by investing
   activities                                          (10,608,587)       (5,276,621)
                                                       -----------       -----------


Cash flows from financing activities:
 Net increase (decrease) in deposits                     9,579,369         6,040,268
 Proceeds from exercise of stock options                    56,938            19,672
 Dividends paid                                           (219,178)         (182,066)
 Proceeds from borrowed funds                            3,800,000               -
 Repayment of borrowed funds                                   -                 -
   Net cash (used)/provided by financing
    activities                                          13,217,129         5,877,874
                                                       -----------       -----------
   Net increase (decrease) in cash and
    and cash equivalents                                 3,204,147         1,855,310

Cash and cash equivalents at beginning
 of period                                               3,230,816         6,072,630
                                                       -----------       -----------
Cash and cash equivalents at end of period               6,434,963         7,927,940
                                                       ===========       ===========


              CONSOLIDATED
STATEMENT OF CHANGES IN EQUITY CAPITAL
Guaranty State Bancorp and Subsidiary
Nine months ended September 30, 1996
                                                                                          Unrealized
                                            Common Stock                                 Gain/(losses)      Total
                                          ----------------                   Undivided    Securities   Stockholders'
                                          Shares    Amount     Surplus        Profits    Available for     Equity
                                          -------  --------   ----------     ----------  -------------  -----------
BALANCE JANUARY 1, 1996                   871,262  $871,262   $4,661,964     $3,990,771     $150,754    $9,674,751
  Exercise of stock options                 7,508     7,508       49,430            -            -          56,938
  Net income                                            -            -          806,283          -         806,283
  Cash dividends                                        -            -         (219,178)         -        (219,178)
  Change in unrealized gain (loss) on
    investment securities held for sale
     net of income taxes                                -            -              -       (137,072)     (137,072)
                                          -------  --------   ----------     ----------      -------   -----------
BALANCE SEPTEMBER 30, 1996                878,770  $878,770   $4,711,394     $4,577,876      $13,682   $10,181,722



Guaranty State Bancorp

RESERVE FOR LOAN LOSSESS
The following is an analysis of the reserve for loan losses as of the periods indicated:

                                                   THREE MONTHS                       NINE  MONTHS
                                                 ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                              1996               1995            1996             1995
                                           ----------         ----------      ----------      ----------
Balance, beginning                         $1,195,472         $1,059,775      $1,102,709        $947,022
  Provision charged against income             41,228             42,756         111,608         128,268
  Recoveries                                    3,681              1,643          36,675          54,169
  Losses charged off                         (157,495)           (15,714)       (168,106)        (40,999)
                                           ----------         ----------      ----------      ----------
Balance, ending                            $1,082,886         $1,088,460      $1,082,886      $1,088,460
                                           ==========         ==========      ==========      ==========


Analysis of Nonperforming Assets

Nonperforming assets consist of nonaccruing loans, foreclosed assets and loans which are 90 days or more past due but are still accruing interest. The table below provides a summary of nonperforming assets and contractually past due loans at the end of September, 1996.

                                                     At September 30, 1996
                                                             $000's

 Accruing loans past due 90 days or more                 $           311
Nonaccrual loans                                                     230

Total                                                    $           541



Key Finacial Ratios Annualized as of September 30, 1996:
       (computed on average balances)
Return on equity                          10.56%
Return on assets                           1.17%
Equity to assets                          10.51%


SEPTEMBER MARGIN

                                        TABLE 1
                             Net Interest Income and Average Balances
  9 MONTH
  SEPTEMBER ANNUALIZED                                                    1996                                   1995
                                                           --------------------------------       --------------------------------
                                                                         Interest                                Interest
                                                           Average        Income/    Yield/       Average        Income/    Yield/
                                                           Balance       (Expense)   (Cost)       Balance       (Expense)   (Cost)
                                                           -------       ---------   ------       -------       ---------   ------
Interest earning assets:
  Taxable investment securities (1)                     $16,487,632     $1,050,597    6.37%     $13,975,421      $900,249    6.44%
  Nontaxable investment securities (1)                    3,290,727        290,448    8.83%       3,903,696       314,115    8.05%
  Federal Home Loan Bank Stock                              299,569         20,729    6.92%             -             -        -
  Federal Funds sold and securities
   purchased with agreements to resell                    2,499,504        133,045    5.32%       4,015,932       230,691    5.74%
  Loans and fees on loans (2)                            64,856,645      6,047,564    9.32%      52,877,365     5,150,421    9.74%
                                                        -----------     ----------              -----------    ----------
    Total interest earning assets                        87,434,077      7,542,383               74,772,414     6,595,474
                                                        -----------     ----------              -----------    ----------
    Average yield on interest earning assets                                          8.63%                                  8.82%

Noninterest earning assets:
  Cash and due from banks                                 2,281,215                               2,267,208
  Premises and equipment                                  1,740,386                               1,750,947
  Allowance for loan losses                              (1,159,334)                             (1,018,966)
  Interest receivable and other                           1,398,433                               1,129,402
    Total noninterest earning assets                      4,260,700                               4,128,591
                                                        -----------                             -----------
        Total assets                                     91,694,777                             $78,901,005
                                                        ===========                             ===========
Interest bearing liabilities:
  Demand deposits                                         3,992,781         82,456    2.07%   $   4,561,539        91,190    2.00%
  Savings deposits                                       22,769,894        900,516    3.95%      18,071,692       648,293    3.59%
  Time deposits                                          40,539,917      2,345,005    5.78%      37,353,246     2,105,236    5.64%
  FHLB Borrowings                                         3,518,799        212,258    6.03%
                                                        -----------     ----------              -----------    ----------
    Total interest bearing liabilities                   70,821,391      3,540,235               59,986,477     2,844,719
                                                        -----------     ----------              -----------    ----------
    Average cost on interest bearing liabilities                                      5.00%                                  4.74%

Noninterest bearing liabilities:
  Demand deposits                                        10,121,917                               9,257,802
  Interest payable and other                                748,642                                 604,524
                                                        -----------                             -----------
    Total noninterest bearing liabilities                10,870,559                               9,862,326
                                                        -----------                             -----------
        Total liabilities                                81,691,950                              69,848,803
                                                        -----------                             -----------
Stockholders' equity                                     10,002,830                               9,052,202
                                                        -----------                             -----------
        Total liabilities and stockholders'
          equity                                        $91,694,780                             $78,901,005
                                                        ===========                             ===========
      Net interest income                                               $4,002,148                             $3,750,755
                                                                        ==========                             ==========
      Net yield on interest earning assets (margin)                                   4.58%                                  5.02%
      Interest rate spread (earning asset yield minus interest-bearing liability rate)3.63%                                  4.08%


(1)Tax exempt income on investments and the related yield are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.

(2)For purposes of calculating loan yield, average loan balances include nonaccrual loans and are net of allowance for loan losses.

                     GUARANTY STATE BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statement



1. These financial statements have been prepared in accordance with instructions to Form 10- QSB and therefore, do not include information of footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments that are in the opinion of management necessary for a fair presentation have been included. All adjustments are of a normal recurring nature.

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND
	RESULTS OF OPERATIONS

	Guaranty State Bancorp had record earnings for the nine months of 1996,
although earnings were down for the third quarter.    For the nine months ended
September 30, 1996, net income totaled $806,282, a 12.4% increase compared to $717,088 for the nine month period in 1995. Net income for the third quarter of 1996 totaled $260,041, compared to $283,471 for the corresponding quarter last year.

	Several factors contributed to the third quarter results. For the three month period ending September 30, 1996, noninterest fee income from mortgage loans sold to correspondents decreased more than $14,000 from the same period last year. Year-to-date, however, these fees are up 37.7% over 1995. Noninterest expenses increased only 3.8% for the nine months in 1996 compared to
1995, yet increased 9.5% for the quarterly comparison.    The quarter's increase
in noninterest expense resulted primarily from higher losses in teller operations than is normally experienced and expenses related to the new RTP branch office.

	Net interest margin is another factor that affected earnings. Net interest income increased by 6.8% for the nine months ending September 30, 1996, compared to the same period in 1995. This increase was caused by growth in earning assets. Net interest income increased $25,440 in the third quarter of 1996, compared to that period in 1995. In September 1995, $46,588 in interest income was collected on a loan previously classified as nonaccrual. Without this extraordinary interest income, the 1996 third quarter interest income would have increased by $72,028, which is 8.1% over 1995.

	The growth thus far in 1996 reflects Guaranty's aggressive business development strategy. Total assets were $96.9 million at September 30, 1996, an increase of 17.2% over September 30, 1995. Loans outstanding grew to $65.8 million, for a growth rate of 19.4%. Deposits were $82.2 million at the end of September, compared to $72.6 million last year, an increase of 13.45. Annualized return on average equity and assets was 10.56% and 1.17%, respectively, compared to 10.53% and 1.21% in 1995. Other assets include treasurer's checks in a suspense file for loans pending closing at attorney's offices. This amount varies greatly from quarter to quarter, depending on the number of loans in process at the end of each quarter.

	On October 1, 1996, Guaranty State Bancorp paid shareholders of record as of September 13, 1996, a quarterly dividend of $.09 per share, a 21.0% increase over dividends declared through the same period last year.

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

       		None since last filing

Item 5.		Other Information

       		Not Applicable

Item 6.		Exhibits and Reports on Form 8-K

       		All items are omitted due to the absence of the conditions under which
         they are	required  or because the information is included  in Part I.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  					Guaranty State Bancorp



Date: November 8, 1996               		By: /s/ Charles J. Stewart
                                           -------------------------------
                                         						  Charles J. Stewart
                                        						   President and CEO


Date: November 8, 1996               		By: /s/ Jean R. Turner
                                           ------------------------------
                                         						    Jean R. Turner
                                        						 Senior Vice President