Form 10KSB
period 1996-12-31
GUARANTY STATE BANCORP
filed 1997-03-31
CIK 900342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

                  Annual Report Under Section 13 or 15 (d) of

                      The Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1996

                       Commission File Number:  33-60742

                             Guaranty State Bancorp
                 ---------------------------------------------
                 (Name of small business issuer in its Charter)

            North Carolina  27701                      56-1816641
----------------------------------------------     ------------------
(State or other jurisdiction of incorporation)     (Corporation's ID)

                              302 West Main Street
                         Durham, North Carolina  27701
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (919-688-9361)
                          ---------------------------
                          (Issuer's Telephone Number)


             SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:
                                      NONE

             SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

                           Common Stock, $1 par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]

Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-K.  [    ]


        AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF
             GUARANTY STATE BANCORP AT MARCH 14, 1997:  $14,207,350


        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 14, 1997:

                                    881,553

                               Table of Contents



                                                                page(s)
                                                                -------
Part I Item 1      Business                                        3

Part I Item 2      Properties                                      4-5

Part I Item 3      Legal Proceedings                               5

Part I Item 4      Submission of Matters to a Vote of Security     4
                   Holders

Part II Item 5     Market and Related Shareholder Matters          12
                     Incorporated by reference - Annual Report

Part II Item 6     Selected Financial Data                         2
                     Incorporated by reference - Annual Report

Part II Item 7     Management Discussion and Analysis              3-14
                     Incorporated by reference - Annual Report

Part II Item 8     Financial Statements and Supplementary Data     15-35
                     Incorporated by reference - Annual Report

Part II Item 9     Not Applicable                                  5

Part III Item 10   Directors and Executive Officers                2-3, 7-9
                     Incorporated by reference - Proxy Statement

Part III Item 11   Executive Compensation                          9-10
                     Incorporated by reference - Proxy Statement


Part III Item 12   Security Ownership                              2-3
                     Incorporated by reference - Proxy Statement


Part III Item 13   Certain Transactions                            10
                     Incorporated by reference - Proxy Statement

Part IV Item 14    None

                   Signatures                                      6

                                     PART I


Item 1.  Business

Guaranty State Bancorp ("the Corporation") is a registered bank holding company headquartered in Durham, North Carolina and is the parent holding company of Guaranty State Bank, ("the Bank"), a North Carolina chartered commercial bank. The Corporation was organized on March 26, 1993 and received final regulatory approval on September 21, 1993 for the Bank to become a wholly owned subsidiary of the Corporation. On September 21, 1993, the shareholders of the Bank became shareholders of the Corporation. Guaranty State Bank is the only subsidiary of the Corporation.

The Bank Holding Company Act of 1956, as amended (The "BHCA"), prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Corporation from engaging in or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking activity unless such activity is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

Federal Reserve approval generally must be obtained before any person may acquire control of a bank holding company. Control is presumed to exist is, among other things, when a person acquires more than 25% of any class of voting stock and the holding company has registered securities under
Section 12 of the 1934 Act or the acquiror will be the largest shareholder after the acquisition.

Bank holding companies are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets or 8%. At least half of the total capital is required to be Tier 1 capital. A bank holding company is obligated by law to guarantee, subject to certain limits, the bank subsidiary's compliance with the terms of any capital restoration plan filed with the subsidiary's federal banking agency. As a result of its ownership of a North Carolina chartered commercial bank, the Corporation is registered with and is subject to regulation by the North Carolina Commissioner of Banks under the state's bank holding company laws.

Guaranty State Bank
-------------------
Guaranty State Bank was organized and chartered under North Carolina law in 1917 as a Morris Plan Industrial Bank. In 1957 the Bank became a commercial bank and changed its name to Guaranty State Bank.

The Bank is an independent community bank engaged in the general commercial banking business at five locations in Durham County, North Carolina.

Competition
-----------
From its headquarters and four branch offices located in Durham, the Bank serves substantially all of Durham County, which includes a large segment of Research Triangle Park. There are 10 banks with offices and or headquarters in Durham County. Most of the Bank's competitors have broader geographic markets and higher lending limits than the Bank and are able to make greater use of large-scale advertising and promotion.

The Bank competes not only with the largest banking organizations in North Carolina, but also with a wide range of financial service institutions, credit unions, investment and brokerage firms and small loan or consumer finance companies. Competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. Management believes the Bank has certain advantages over the competition in the area it serves. The Bank seeks to maintain a distinct local identity and actively sponsors and participates in local civic affairs. Most lending and other customer related business decisions can be made without delays normally associated with larger banks.

Diversity of Deposit and Loan Customers
---------------------------------------
The majority of the Bank's customers are individuals and small-to-medium sized businesses headquartered within its service area. Management does not believe the Bank is dependent on a single customer or group of customers concentrated in a particular industry whose loss would have a material adverse impact on the Bank's results of operations. There are no seasonal factors that would have any material adverse effect on the Bank's business and the Bank does not rely on foreign sources of funds.

Principal Services and Markets
------------------------------
The Bank performs a full range of banking activities, including such services as checking, savings, NOW accounts, money market and other time deposits of various types; loans for business, real estate, personal uses, home improvement, revolving equity lines of credit; IRA's; safe deposit box rentals; bank money orders; and electronic funds transfer services, including wire transfers. The Bank provides automated teller machine service to its customers for cash withdrawals through the services of the HONOR network, which has approximately 60 automated teller machines in Durham County. The Bank provides discount brokerage and leasing services through correspondents. The bank does not provide trust services at the present time.

No material changes have occurred in the principal services rendered by the Bank or in the principal markets over the past three fiscal years.

Patents, Trademarks and Research
--------------------------------
The Bank holds no material patents, trademark, licenses, franchises or concessions.

No material research activity occurred during the past two fiscal years relating to the development of new services. There has been no public announcement nor does the Bank have immediate plans to develop a new product or service which will require the investment of a material amount of total assets.

Environmental Impact
--------------------
The Bank is not aware of any material effects that compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the discharge of materials into the environment, may have upon the capital expenditures, earnings and competitive position of the Bank. The Bank has in place lending policies and procedures designed to prevent the Bank from accepting as collateral property which may be environmentally unsafe.

Employment
----------
At December 31, 1996, the Corporation and its subsidiary Bank employed 35 full-time and 5 part-time employees. The Corporation is not party to any collective bargaining agreements and believes its relations with its employees to be good.

Item 2.  Properties

The Corporation's principal executive office at 302 West Main Street in the downtown business district of Durham is owned by the Corporation. Improvements consist of a three story attached building with approximately 15,300 square feet of space. This includes 9,300 square feet used by the Bank for its teller and lobby customer services, data processing, and the administrative offices; and 6,000 square feet leased to outside tenants.

Guaranty State Bank operates four branch offices in Durham. Two of these locations, which consist of real estate and constructed branch office buildings, are owned by the Corporation. The other two locations are located on land-lease properties. The Corporation owns the branch office buildings on each of these locations.

Item 3.  Legal Proceedings

The Corporation and Bank have no legal proceedings pending other than ordinary routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                                    PART II


Item 9.   Changes In & Disagreements with Accountants.

          Not applicable



                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Forms 8-K

          None

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Guaranty State Bancorp



March 26, 1997                       By: ----------------------------
                                         Charles J. Stewart
                                         President and Chief Executive Officer


March 26, 1997                       By: ----------------------------
                                         Jean R. Turner
                                         Senior Vice President

Board of Directors
------------------

B. W. Harris, III, Chairman          Susan Cranford Ross
  Principal                            Associate Dean and Director of Arts
  Harris, Harris and Company, PLLC      and Sciences Development
                                       Duke University

Charles J. Stewart                   Dr. Philip H. Pearce
  President and Chief Executive        Partner
   Officer                              Durham Women's Clinic, P.A.
  Guaranty State Bancorp

Robert F. Baker                      Stancil B. Roberts
  Partner                              Principal
  Spears, Barnes, Baker, Wainio,       Knott & Robert Engineering
  Brown & Whaley                       Associates, P.A.

E. Spurgeon Booth, Jr.               W. L. Douglas Townsend, Jr.
  Secretary-Treasurer                  Managing Director & CEO
  Booth Real Estate and Insurance      Townsend, Frew & Company, LLC

N. Wayne Campbell                    David W. Wiggins
  President                            Staff Systems and Procedures Analyst
  Credit Financial Information         International Business Machines Corp.
  Services, Inc.

Executive Officers
------------------

Charles J. Stewart                           Joseph M. Johnson
    President and Chief Executive Officer       Senior Vice President
                                                Chief Lending Officer
Jean R. Turner
   Senior Vice President                     J. Edwin Causey, Jr.
   Chief Administrative Officer                 Senior Vice President
                                                Bank Security Officer

Annual Meeting
--------------

     The annual meeting of Guaranty State Bancorp will be held at the Omni Durham Hotel and Convention Center at 201 Foster Street, Durham, N.C. on Thursday, May 1, 1997 at 2:00 p.m. All shareholders are cordially invited to attend.

     Dear Guaranty Shareholder:

     Guaranty State Bancorp achieved another year of record earnings with net income exceeding the million dollar mark for the first time in the Bank's eighty year history. Total assets reached a record high at $96.6 million on December 31, 1996, a 16.4% increase, representing $13.5 million growth over the previous year.

     Net income was $1,080,447, compared with $972,454 in 1995, an 11.1%
increase. Fully diluted earnings per share for 1996 were $1.18 compared to $1.09 the previous year. Return on average assets was 1.16% and the return on average shareholders' equity was 10.72%. These gains reflect strong loan growth in 1996, continued good expense control and a modest increase in other operating revenues.

     Loan growth continued to be spurred by heavy demand for construction and home mortgage loans. We closed the year with loans outstanding at $65.1 million, an increase of 10.2% from last year. The loan growth was funded primarily with the 15.1% increase we experienced in deposit growth. At December 31, 1996, deposits totaled $83.6 million.

     Although the charge-off ratio to average loans outstanding increased from .05% in 1995 to .27% for the past year, Guaranty's performance in this area still ranks well among its peers. For the last five years loan losses have ranged from a high of .33% of average loans to .05% in 1995. The reserve for possible loan losses at 1.64% of loans outstanding is also among the strongest of our peer banks and contributes to the soundness of the Bank.

     Efficiency of operations continues to be an important objective for Guaranty's management team. Expense management was commendable with an efficiency ratio of 59.6% in 1996.

     A successful community bank must be able to compete with the operating efficiencies of much larger institutions, while offering attractive products and superior service to its customers. To meet these challenges, Guaranty initiated a management realignment in late 1996. The staff changes noted below are designed to provide us with the means to continue to achieve record asset and earnings growth while maintaining quality customer service in our branches.

- David Clark, Vice President, is responsible for business lending and new business development in the northern region of our market area. Eddie Blount, Assistant Vice President, has the same responsibilities in the southern region.

- Jack Penny, Vice President, is moving from manager of the Guess Road office to accept new responsibilities in construction lending, working with residential developers and with individuals building their homes.

- Shaun Cox, Assistant Vice President, moves from the Audit Department to manage loan servicing and credit administration. Ralph Hudson joined Guaranty in early 1997 as Internal Auditor.

- Branch Managers at Guaranty are: Caroline Riggsbee, managing our newest branch in Research Triangle Park at 2313 Highway 54; Roni Meyers at Guess Road; and Jason Fogle at Roxboro Road.

     Guaranty is indeed fortunate to have these experienced bankers. They are joined by a strong staff of dedicated and capable employees committed to providing outstanding service for all of our customers.

     Initially, increased expenses associated with the management changes and the opening of our new branch office at Research Triangle Park will affect earnings. However, this new organizational structure will enhance our ability to focus on superior quality service which in turn builds shareholder value.

     We celebrate Guaranty's 80th year of providing quality service to the people in Durham and surrounding counties. This is a milestone of which few banks can boast. As we look forward to the future, we reflect on the wisdom and dedication of those who nurtured Guaranty through its early years so that it could become the outstanding bank it is today. We remember fondly Laurance D. Kirkland, Jr., who was President of Guaranty from 1956 until his retirement in 1973. Mr. Kirkland passed away August 18, 1996. Until the very end, he remained a valued advisor to Guaranty. It is an honor to dedicate this annual report to his memory.

     Banking is experiencing significant changes as technology gives customers flexibility in how they choose to conduct routine banking transactions.
From the evolution of the ATM's, to the electronic payment system and computer banking, we approach the end of this decade knowing we must continue to change also. Our challenge and our intent are to evaluate these changes and make the right investments for the future -- investments that assure Guaranty remains a high performance community bank. As always, we appreciate your support.

                                    Sincerely,


                                    Charles J. Stewart
                                    President & CEO

Selected Financial Information
------------------------------

The following is depicted in two bar charts:

                  Net Income                           Total Assets
                  (Thousands)                           (Millions)

             1992             693                 1992           65,411
             1993             793                 1993           71,601
             1994             835                 1994           75,563
             1995             972                 1995           83,058
             1996           1,080                 1996           96,560


                                               Year Ended December 31
                                               ----------------------
                                        1996       1995      1994       1993    1992
                                        ----       ----      ----       ----    ----
STATEMENT OF INCOME DATA:

  Total interest income                $7,457    $ 6,549   $ 5,236    $4,855   $5,065
  Total interest expense                3,597      2,909     2,000     1,892    2,241
                                       ------    -------   -------    ------   ------
  Net interest income                   3,860      3,640     3,236     2,963    2,824
  Provision for possible loan losses      143        183       144       229      365
                                       ------    -------   -------    ------   ------

  Net interest income after provision   3,717      3,457     3,092     2,734    2,459
    for possible loan losses
  Other income                            444        413       451       586      546
  Other expense                         2,564      2,453     2,345     2,185    2,010
                                       ------    -------   -------    ------   ------
  Income before taxes                   1,597      1,417     1,198     1,135      995
  Income taxes                            517        445       363       342      302
                                       ------    -------   -------    ------   ------

  Net income                           $1,080    $   972   $   835    $  793   $  693
                                       ======    =======   =======    ======   ======

  Net income per share primary and     $ 1.18    $  1.09   $   .95    $  .89   $  .77
    fully diluted (1)
  Cash dividends declared (1)          $  .33    $   .29   $   .24    $  .22   $  .20


  Weighted average
   shares outstanding                 917,899    891,692   883,179   857,702  853,617


BALANCE SHEET DATA:
Assets                                $96,560    $83,058   $75,563   $71,601  $65,411
Net loans                              64,433     58,287    48,216    43,754   43,523
Deposits                               83,594     72,623    66,470    61,964   57,329
Shareholders' equity                   10,450      9,675     8,597     8,135    7,515


(1)Per share data has been adjusted to reflect the 50% stock dividend issued October 18, 1995. Fractional amounts have been rounded to the nearest whole number.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis highlights the major components affecting the growth of Guaranty State Bancorp and its subsidiary, Guaranty State Bank, for the three year period ended December 31, 1996. This presentation includes and should be reviewed in conjunction with the consolidated financial statements and related notes elsewhere in this Annual Report.

Earnings Analysis

Guaranty State Bancorp's consolidated net income in 1996 was $1,080,447, a 11.1% increase over 1995 earnings of $972,454. On a per share basis, and adjusted for the October, 1995 stock dividend, fully diluted net income was $1.18 in 1996, compared to $1.09 for the prior year. Earnings for 1994 were $835,661 or $ .95 per share.

The improved earnings in 1996 reflected strong loan growth, good expense control and a modest contribution from noninterest income. Net income represented returns of 10.7% on average shareholders' equity and 1.16% on average assets versus 10.6% and 1.22%, respectively in 1995. The equity and assets used in calculating returns for both years include unrealized gains or losses, net of tax, on securities available for sale.

Detailed discussion for each of the factors affecting Guaranty's operating results and the Corporation's overall financial condition are included in this analysis.

Net Interest Income

Net interest income, the largest component of Guaranty State Bank's earnings, is the difference between interest and yield related fee income generated by earning assets and the interest expense associated with funding these assets. Net interest income is affected by the interest rate earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

For this discussion, net interest income is presented on a taxable equivalent basis in order to compare yields on assets having different tax attributes.

For 1996, net interest income represented 89.7% of net revenues (net interest income plus noninterest income), comparable to 89.8% in 1995. The taxable equivalent net yield on average earning assets was 8.57% in 1996, compared with 8.85% in 1995 and 8.00% in 1994. The average yield on loans was 9.30% in 1996, down from 9.73% in 1995.

The increased tax equivalent net interest income realized during 1996 was the result of a 17.2% increase in average earning assets. This increase offset the effect of a 49 basis points decline in the net yield of earning assets. In 1996 the average rate paid on interest-bearing liabilities rose by 20 basis points at the same time the yield on total earning assets decreased by 28 basis points. The higher cost of funds was primarily a result of increased competition for core deposits to fund loan growth. Also, noninterest bearing deposits as a percent of average interest bearing liabilities decreased in 1996 to 14.2% from 15.5%. Management's focus is to increase the percentage of lower cost deposits to the total deposit base. For 1996 Guaranty's tax equivalent net interest income increased by 5.7%, or $218,114 from the previous year.

Strong loan demand led the interest-earning asset growth, with average loans increasing by 20.5% for the year, but the average loan yield decreased by 43 basis points. Real estate loans, including residential and commercial construction loans, paced overall loan growth. On average, loans constituted 73.3% of earning assets in 1996, compared to 71.3% in 1995. The net interest margin averaged 4.52% in 1996, down from a net interest margin of 5.01% during 1995.

The overall cost of interest-bearing liabilities increased by $688,463 or 23.7%, due primarily to growth in the time deposit category and the new MAX savings account that pays market rates of interest. Time deposits on average in 1996 rose by 8.3%. Savings deposits increased by 28.0% as a result of the popularity of the MAX savings account. The average yield paid for time deposits in 1996 was 5.77% compared to 5.71% in 1995, reflecting the competitive nature of funding strong loan demand in a competitive interest rate environment.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Cont.

The following Tables 1 and 2 reflect an analysis of net income and related changes in 1996 compared to 1995.




                                 TABLE  1
                 Net Interest Income and Average Balances


                                                                   1996                               1995
                                                      ------------------------------     ------------------------------
                                                                 Interest    Average                Interest    Average
                                                      Average     Income      Yield      Average     Income      Yield
                                                      Balance    (Expense)    (Cost)     Balance    (Expense)    (Cost)
                                                      -------    ---------    ------     -------    ---------    ------
Interest-earning assets:
   Taxable investment securities (1)               $17,099,145   $1,084,810    6.34%   $14,285,911  $ 904,151     6.33%
   Nontaxable investment securities (1)              3,197,583      288,570    9.02%     3,543,286    313,352     8.84%
   Federal Home Loan Bank Stock                        300,958       20,396    6.78%           -          -         -
   Federal funds sold                                3,111,848      163,707    5.26%     3,924,154    228,514     5.82%
   Loans (2)                                        65,162,324    6,060,796    9.30%    54,091,306  5,265,685     9.73%
                                                   -----------   ----------            -----------  ---------
      Total interest-earning assets                 88,871,858    7,618,279             75,844,657  6,711,702
      Average yield on interest
       earning assets                                                          8.57%                              8.85%
Noninterest-earning assets:
    Cash and due from banks                          2,288,411                           2,240,591
    Premises and equipment                           1,797,420                           1,737,823
    Allowance for loan losses                       (1,140,384)                         (1,037,811)
     Interest receivable and other                   1,369,407                           1,155,114
                                                   -----------                         -----------
      Total noninterest-earning assets               4,314,854                           4,095,717
                                                   -----------                         -----------
      Total assets                                 $93,186,712                         $79,940,374
                                                   ===========                         ===========
Interest-bearing liabilities:
    Demand deposits                                 $4,111,374       80,573    1.96%   $ 4,401,162     88,265     2.01%
    Savings deposits                                23,496,740      936,942    3.99%    18,351,771    654,297     3.57%
    Time deposits                                   41,095,883    2,372,665    5.77%    37,945,266  2,166,339     5.71%
    FHLB borrowings                                  3,395,551      207,184    6.10%           -          -
                                                   -----------   ----------            -----------  ---------
      Total interest-bearing liabilities            72,099,548    3,597,364             60,698,199  2,908,901
                                                   -----------   ----------            -----------  ---------
      Average cost on interest-bearing liabilities                             4.99%                              4.79%

Noninterest-bearing liabilities:
     Demand deposits                                10,247,268                           9,417,673
     Interest payable and other                        757,469                             640,654
                                                   -----------                         -----------
       Total noninterest-bearing liabilities        11,004,737                          10,058,327
                                                   -----------                         -----------
       Total liabilities                            83,104,285                          70,756,526
                                                   -----------                         -----------
Stockholders' equity                                10,082,427                           9,183,848
                                                   -----------                         -----------
       Total liabilities and stockholders' equity  $93,186,712                         $79,940,374
                                                   ===========                         ===========

       Net interest income                                      $4,020,915                         $3,802,801
                                                                ==========                         ==========
      Net yield on interest-earning assets                                     4.52%                              5.01%
       Interest rate spread (earning asset yield minus
         interest-bearing liability)                                           3.58%                              4.06%


1 Nontaxable income on securities and the related yields are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%. Taxable income on securities are shown adjusted for the state tax rate of 7%.

2 For the purpose of calculating loan yield, average balances include nonaccrual and impaired loans.

Table 2 shows the variance in rate and volume. Allocation between changes in rate and changes in volume are on a proportional basis.


TABLE 2


                                            Rate/Volume Variance Analysis

                                                 1996 Compared to 1995                 1995 Compared to 1994
                                                 ---------------------                 ---------------------
                                            Interest                              Interest
                                            Income/           Variance            Income/           Variance
                                            Expense        Attributable to        Expense        Attributable to
                                            Variance      Rate        Volume      Variance      Rate        Volume
                                            --------      ----        ------      --------      ----        ------
Interest earning assets:
   Taxable investment securities            $180,659   $     2,181 $  178,478  $   136,416   $  66,859    $  69,557
   Nontaxable investment securities(1)       (24,782)        6,416    (31,198)     (61,570)    (15,001)     (46,569)
   Federal Home Loan Bank Stock               20,396           -       20,396          -           -            -
   Federal funds sold                        (64,807)      (22,073)   (42,734)      60,944      81,943      (20,999)
   Loans                                     795,111      (234,613) 1,029,724    1,159,560     446,986      712,573
                                            --------    ----------  ---------    ---------    --------     --------
       Total                                 906,577      (248,089) 1,154,666    1,295,350     580,787      714,562
                                            --------    ----------  ---------    ---------    --------     --------

Interest bearing liabilities:
   Demand deposits                            (7,692)       (2,013)    (5,679)      (7,257)        408       (7,665)
   Savings deposits                          282,645        77,487    205,158      109,378     100,589        8,789
   Time deposits                             206,326        24,426    181,900      823,098     505,428      317,670
   Short-term debt and Other                 207,184           -      207,184      (16,387)        -        (16,387)
                                            --------    ----------  ---------    ---------    --------     --------
       Total                                 688,463        99,900    588,563      908,832     606,425      302,407
                                            --------    ----------  ---------    ---------    --------     --------

       Net interest income                  $218,114      (347,989) $ 566,103   $  386,518   $ (25,638)   $ 412,155
                                            ========    ==========  =========    =========    ========     ========


(1) Tax exempt income on investments and related yields are presented on a taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Cont.

Provision and Allowance for Loan Losses

Guaranty State Bank maintains an allowance for loan losses to absorb possible losses in the loan portfolio. The level of the allowance is determined by internally generated credit quality ratings, the general economic condition in the Bank's market and historical loan loss experience. Guaranty's commitment to maintain a strong allowance and to have early recognition of possible problems requires an ongoing review of loans to identify credit weaknesses.

The allowance for loan losses totaled $1,073,274 at December 31, 1996, which was 1.64% of loans outstanding on that date. The allowance equaled 365.0% of nonperforming assets. These ratios at December 31, 1995 were 1.86% and 260.0% respectively.

Table 3 presents the relationship of the allowance to the loan portfolio. In 1996 the loan committee appropriated an amount to each loan category according to grading of loans within the category with the remaining amount allocated to the general category. The entire allowance is available to be used for charge-offs in any category.

                                  TABLE 3

    Allocation of the Allowance for Loan Losses (Dollars in Thousands)


                                                  1996                    1997
                                          ---------------------    -------------------
                                                     Percent in             Percent in
                                                        each                   each
                                                      category               category
                                                      to total               to total
                                          Amount        loans       Amount     loans
                                          ------       -------      ------    -------
Commercial, financial and agricultural    $  200         5.45%      $  318      6.69%
Real estate-construction                     100        16.94%         135     19.42%
Real estate-mortgage                         250        68.38%         594     65.76%
Loans to individuals                          50         9.06%          54      7.92%
General                                      473          .18%           2       .21%
                                          ------        -----       ------     -----
         Total                            $1,073        100.0%      $1,103     100.0%
                                          ======        =====       ======     =====


Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for the last three years. Net charge-offs as a percentage of average loans increased to .27% for 1996 compared to .05% for the year ended December 31, 1995, one of the lowest annual charge-off percentages in the Bank's history, and .20% for the year ended December 31, 1994.

                                  TABLE 4

       Analysis of Allowance for Loan Losses (Dollars in Thousands)


                                                 1996      1995      1994
                                                 ----      ----      ----
Balance, beginning                              $1,103   $  947     $ 894
Charge-offs:
    Commercial,financial and agricultural         (190)      -        (28)
    Real estate, mortgage                           -       (25)      (37)
    Loans to individuals                           (19)     (52)      (50)
    Other                                           (3)      (1)       (3)
                                                ------   ------     -----
          Total charge-offs                       (212)     (78)     (118)
                                                ------   ------     -----
Recoveries:
    Commercial, financial and agricultural           2       26        14
    Real estate, mortgage                           25       -         -
    Loans to individuals                            13       25        13
                                                ------   ------     -----
         Total recoveries                           40       51        27
Net charge-offs                                   (172)     (27)      (91)
                                                ------   ------     -----
Provision charged against income                   142      183       144
                                                ------    -----     -----
Balance, ending                                 $1,073   $1,103     $ 947
                                                ======   ======     =====
Ratio of net charge-offs during the
period to average loans outstanding
during the period                                  .27%     .05%      .20%

In 1996 a commercial customer declared bankruptcy. The significant increase in commercial charge-offs was a result of this loan relationship.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans, foreclosed assets and loans which are 90 days or more past due but are still accruing interest. Loans are placed on nonaccrual status when, in the judgment of Bank management, serious doubt exists as to the collectibility of additional interest within a reasonable period of time.

Management's review of the loan portfolio based on SFAS 114 resulted in no additional provision for credit losses in 1996. Statement of Financial Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan" states that a loan is impaired when current information and events make it probable the Bank will be unable to collect the schedule payments of principal and interest when due.

Table 5 provides a summary of nonperforming assets and contractually past due loans for the most recent three years. Nonperforming assets equaled
 .45% of total loans and foreclosed properties at the end of 1996, down from .71% a year earlier. Real estate secured loans comprise over 63% of the nonperforming loans. Management has reviewed the properties and believes the collateral values are sufficient to prevent any substantial losses should the loans go into foreclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Cont.

                                  TABLE 5

          Analysis of Nonperforming Assets (Dollars in Thousand)

                                              1996       1995      1994
                                              ----       ----      ----
Accruing loans past due 90 days or more      $ 147      $ 166     $  57
Nonaccruing loans                              147        259       506
                                             -----      -----     -----
          Total                              $ 294      $ 425     $ 563
                                             =====      =====     =====

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 1996.

Noninterest Income

Noninterest income at Guaranty consists primarily of service charges on deposit accounts, origination fees for loans sold in the secondary market, and fees and charges for various other financial services provided to customers. Total noninterest income increased by 7.3% in 1996, totaling $444,528. This compares to $413,545 in 1995, which was an 8.4% decrease from 1994's total of $451,309. Fee income for mortgage loans originated for sale to correspondents totaled $116,628 in 1996 compared with $82,721 in 1995. In 1994, mortgage loan origination fees were $113,141.

Service charges on deposit accounts have historically represented the largest single item of noninterest income and remained at the same level in 1996 and 1995, at $223,245 and $223,509, respectively. Service charge fees did not increase in 1996.

Management continues to evaluate sources of growth in noninterest fee income. New products and services which will enable the Bank to achieve higher revenues are judged for their worth and value to the customer and the Corporation. In 1997 the Bank will introduce an accounts receivable financing program that is projected to increase noninterest income.

Noninterest Expense

Noninterest expenses increased by 4.5% to $2,563,992 in 1996, from $2,453,546 in 1995. Personnel expense increased by 4.9% in 1996 over 1995. Salaries increased by 5.1% and employee benefits increased by 3.8%. With the exception of staff related expenses, other noninterest expenses increased 4.0% in 1996, totaling $1,060,754 compared to $1,020,178 in 1995.
Guaranty continues to look for new methods to provide excellent service to all customers while managing its operations more efficiently.

Income tax as a percentage of net income before taxes increased slightly from 31.4% in 1995 to 32.4% in 1996, principally as a result of a decline in nontaxable interest income from securities.

Balance Sheet Analysis

Total assets were $96.6 million at the end of 1996, a 16.3% increase from the 1995 amount of $83.1 million. For the year 1996, assets averaged $93.2 million compared to an average of $79.9 million for 1995. Average earning assets in 1996 were $88.9 million or 92.0% of total average assets, compared with $75.8 million in 1995 and a ratio of 94.9%. Premises and equipment totaled 1.9% of average assets in 1996 and 2.2% in 1995.

During 1996, interest bearing liabilities averaged $72.1 million, up 18.8% from the 1995 average of $60.7 million. Time deposits on average increased by 8.3%. The components of the Bank's average earning assets and interest bearing liabilities are presented in Table 1.

Loans

The loan portfolio constitutes the Bank's largest earning asset. Average loans outstanding grew by $11.1 million in 1996 to $65.2 million from $54.1 million in 1995, representing an increase of 20.5%. Table 6 presents a detailed analysis of loans at December 31, 1996 and 1995, based on the collateral securing the loan.

                                  TABLE 6

                   Loan Portfolio (Dollars in Thousands)

                                                        1996        1995
                                                        ----        ----
Commercial, financial and agricultural                $ 3,567     $ 3,973
Real estate-construction and development               11,095      11,533
Real estate-mortgage (1)                               44,796      39,056
Loans to individuals                                    5,932       4,705
Other                                                     116         124
                                                      -------     -------
      Total                                           $65,506     $59,391
                                                      =======     =======

(1) Includes loans held for sale of $354,600 in 1996 and $210,700 in 1995.


The following table shows the Bank's loan maturities by types of loans indicated, exclusive of residential and commercial real estate loans and consumer loans as of December 31, 1996.


                                  TABLE 7

                  Loan Maturities (Dollars in Thousands)

                                                   Maturing
                               --------------------------------------------
                                            After One
                               Within One  But Within  After Five
                                  Year     Five years     Years       Total
                               ----------  ----------  ----------    -------
Commercial, financial
and agricultural                $ 1,061     $ 1,051      $ 1,455     $ 3,567
Construction and development     11,095          -            -       11,095
                                -------     -------      -------     -------
Total                           $12,156     $ 1,051      $ 1,455     $14,662
                                =======     =======      =======     =======


The average rate earned on loans during 1996 decreased to 9.30% 43 basis points below the 1995 yield of 9.73%. Interest income and fees on loans grew by $795,110 in 1996, up 15.1% from the amount earned in 1995. Real estate and construction loans have shown the strongest growth over the last three years, as illustrated in Table 6. This has been a deliberate strategy, particularly in the category of construction loans, designed to utilize the special expertise of Guaranty's real estate loan staff, to develop more permanent loan business and to benefit from the profitability of these loans. Over 85% of the Bank's loan portfolio was secured by real estate at December 31, 1996.

Guaranty strives to maintain a diverse loan portfolio in which there are no industry concentrations. The majority of the Bank's customers are individuals and small-to-medium sized companies headquartered within Durham County.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Cont.

Investments and Federal Funds Sold

Investments and Federal Funds sold at the end of 1996 totaled $22.4 million and $3.7 million, respectively, and $18.7 million and $655 thousand in 1995, respectively. The investment portfolio is concentrated primarily in U.S. Treasury securities and N.C. Municipal bonds with an average maturity of 2 years and provides an appropriate liquidity level for the Bank. Table 8 provides a detailed analysis of investment securities. In 1995, Guaranty joined the Federal Home Loan Bank, which requires purchase of stock. Book value of the stock was $270,600 at December 31, 1996.


                                  TABLE 8


                                        Investment Securities

                                              Amortized Cost
                             ----------------------------------------------------------
                                                After One      After Five                     Estimated
                             In One Year      Year Through   Years Through                      Market     Maturity
                               Or Less         Five Years      Ten Years        Total           Value      in Years
                             -----------      ------------    -----------     ---------       ---------    --------
December 31, 1996
  U.S. Treasury              $ 2,502,780      $13,458,782      $     -       $15,961,563     $15,974,196     1.75
  U.S. Government agencies     1,498,988          500,758            -         1,999,746       1,995,569      .50
  States and political subs.   1,052,043        2,179,905       1,085,181      4,317,129       4,434,749     3.58
                             -----------      -----------      ----------    -----------     -----------     ----
Total                        $ 5,053,811      $16,139,445      $1,085,181    $22,278,438     $22,404,514     2.00
                             ===========      ===========      ==========    ===========     ===========     ====

*Weighted average yields
  U.S. Treasury                     6.60%            6.40%             -            6.43%
  U.S. Government agencies          6.55%            4.88%             -            6.13%
  States and political subs.        7.95%            9.58%          7.21%           8.58%
  Consolidated                      6.87%            6.78%          7.21%           6.82%

                                                                              Book Value    Market Value
December 31, 1995                                                             ----------    ------------
  U.S. Treasury                                                              $11,529,935     $11,617,031
  U.S. Government agencies                                                     2,997,533       2,999,138
  States and political subs.                                                   3,890,620       4,049,057
                                                                             -----------     -----------
Total                                                                        $18,418,088     $18,665,226
                                                                             ===========     ===========


* Yields are presented at December 31, 1996 on a taxable equivalent basis using the Federal statutory tax rate of 34% and the state tax rate of 7%.

Deposits

The increase in the earning assets over the last several years has been funded primarily with increases in the deposit base. In 1996 average deposits rose by $8.8 million for a 12.6% growth over 1995. Guaranty borrowed from the Federal Home Loan Bank to provide additional funding for the loan growth in 1996. All loans from FHLB were short-term and loans outstanding averaged $3.4 million during 1996.

Average noninterest demand deposits increased by 8.1% in 1996, while certificates of deposit rose by 8.3%. Savings, which includes the money market accounts, rose on average by 28.0% in 1996. The Bank's average cost of interest-bearing liabilities was .20% higher in 1996. Management faces an ongoing challenge in attracting new deposits as competition from both
financial and nonfinancial institutions continues to increase.   Guaranty
continually evaluates its product offerings against those of competitors to determine the need to enhance or add to the services currently being provided.

The Bank does not solicit brokered deposits and virtually all of its deposits are generated from its local market area. Table 9 provides maturity information relating to certificates of deposit of $100,000 or more.

                                  TABLE 9

           Large Time Deposit Maturities (Dollars in Thousands)

     Analysis of time deposits of $100,000
       or more at December 31, 1996:
         Remaining maturity of three months or less           $ 5,625
         Remaining maturity of three through six months         5,576
         Remaining maturity of 12 months or greater             1,322
                                                              -------
     Total time deposit of $100,00 or more                    $12,523
                                                              =======


Short-Term Debt

During 1996, all of the Corporation's short-term borrowings were with the Federal Home Loan Bank and averaged $3.4 million. Short-term debt was used to maintain an appropriate liquidity during periods of the year with high loan demand. Table 10 provides information relating to Guaranty's short-term debt.

                                 TABLE 10

                           Short-Term Borrowings
                          (Dollars in Thousands)


                                                      Securities Sold
                                                      Under Agreements
                                                       to Repurchase
                                                    -------------------
                                                     1996         1995
End of year:                                        ------       ------
  Amount outstanding, end of year                  $ 1,800        $  -
                                                   -------        -----
  Weighted average interest rate, end of year         5.71%          -
                                                   -------        -----
Maximum amounts:
  Maximum amount outstanding at any                 $3,800        $  -
   month-end during the year                       -------        -----
Averages:
  Average outstanding balance during the year       $3,396        $  -
                                                   -------        -----

  Weighted average interest rate during the year      6.10%          -
                                                   -------        -----


Capital

The Bank endeavors to maintain equity capital at a level adequate to support future growth as well as payment of dividends to its shareholders. The primary source of new capital funds has been through retained earnings. Total shareholders' equity averaged $10.1 million in 1996, a 9.8% increase over the prior year. The 1995 average of $9.2 million represented a 7.0% growth over 1994. Average equity as a percentage of total assets was 10.6% in 1996 and 11.5% in 1995.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Cont.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required the establishment of a capital- based supervisory system of prompt corrective action for all depository institutions. FDICIA defines "well capitalized" institutions as those whose capital to asset ratios equal or exceed the minimum ratios:

      Tier 1 Capital (primarily shareholder equity)     4%
      Total Risk Based Capital (calculated on the       8%
      liquidity and credit risks of asset category)

Guaranty's core capital (Tier 1) was 10.8% on December 31, 1996, which exceeded all regulatory guidelines.

Market Price and Cash Dividends

At December 31, 1996, Guaranty State Bancorp had 880,053 shares of common stock outstanding which were held by 286 shareholders of record. On October 18, 1995, a 50% stock dividend was issued to shareholders of record as of September 18, 1995. All per share dividends and market quotations have been adjusted for the 50% stock dividend. Fractional amounts are rounded.

Morgan Keegan serves as the principal market maker for the Corporation's common stock in the over the counter market. Monroe Securities, Rochester, New York, also serves as a market maker. The following table sets forth cash dividends declared and the range of high and low market quotations for each quarterly period as indicated.

TABLE 11

Market Price and Cash Dividends


                         1996                                         1995
       ---------------------------------------    ----------------------------------------
            Bid             Ask                          Bid             Ask
       --------------  -------------              ---------------  --------------
        High    Low     High    Low   Dividend      High    Low     High    Low   Dividend
       ------  ------  ------  -----  --------    -------- ------  ------  -----  --------
Quarter
-------
1st    $17.50  $17.00  $20.00  $19.75   $.08       $ 9.67  $ 9.33  $10.67  $10.33   $.07
2nd     18.00   17.25   19.75   19.50    .08        13.17    9.67   16.00   10.67    .07
3rd     21.00   18.00   25.00   19.50    .09        16.00   13.00   20.00   15.00    .07
4th     22.38   21.00   25.00   25.00    .09        17.00   16.00   20.00   19.50    .08

</TALBE>

Cash dividends per share were $ .34, $ .29 and $ .24  in 1996, 1995, and
1994, respectively. Dividends declared as a percentage of net income amounted to 27.6% in 1996, 25.7% in 1995, and 24.8% in 1994.

Asset and Liability Management

The largest component of the Bank's earnings is net interest income, which can fluctuate widely when significant interest rate movements occur. The
Bank's management team is responsible for minimizing the Bank's exposure to interest rate risk and assuring an adequate level of liquidity. This is accomplished by developing objectives, goals and strategies designed to enhance profitability and performance.

Ongoing management of the Bank's interest rate sensitivity limits the interest rate risk by controlling the mix and maturity of assets and liabilities. Management regularly reviews the Bank's position and evaluates alternative sources and uses of funds as well as changes in external factors. Various methods are used to achieve and maintain the desired rate-sensitivity position, including the sale or purchase of assets and product pricing.

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base which provides core deposit growth. As a member of the Federal Home Loan Bank, Guaranty State Bank has the ability to borrow as another funding source. The overall liquidity position of the Bank is closely monitored and evaluated regularly.
Management believes the Bank's liquidity sources at December 31, 1996 are adequate to meet its operating needs.

Because actual and projected repricing volumes may differ, it should be noted that Table 12 reflects the sensitivity of the balance sheet as of a specific date and is not necessarily indicative of the Bank's position on other dates. At December 31, 1996, Guaranty had a cumulative liability sensitive static gap position (interest-bearing liabilities subject to interest rate changes exceeded earning assets subject to changes in interest rates) of $23.0 million for one year. This is due to the inclusion of transaction accounts as repricing immediately. Such funds have been invested in longer term interest-earning assets. Experience has shown that the Bank and other peer banks see relatively modest repricing of their transaction accounts. Management takes this into consideration in trying to determine acceptable levels of interest sensitivity and accordingly, developing appropriate strategies. It is Guaranty's policy to maintain portfolios of earning assets and liabilities with maturities or repricing opportunities that will afford protection, to the extent practical, from unanticipated changes in interest rates.

                                 TABLE 12

                         Interest Rate Sensitivity
                          (Dollars in thousands)



                                              1-3        4-12       13-60     Over 60
                                             Months     Months      Months     Months    Total
                                             ------     ------      ------     ------    -----
Earning assets (1)
  Loans - adjustable rate                  $ 23,629   $  7,103    $    -     $    -    $ 30,732
  Loans - fixed rate                          1,916      4,538      27,271        902    34,627
  Investments                                 2,349      3,710      15,748        597    22,404
  Federal Home Loan Bank Stock                  271        -           -          -         271
                                           --------   --------    --------   --------  --------
Total                                      $ 28,165   $ 15,351    $ 43,019   $  1,499  $ 88,034
                                           ========   ========    ========   ========  ========

Interest-bearing liabilities:
  NOW                                      $  5,221                                    $  5,221
  Money market                                7,867                                       7,867
  Savings                                    17,796                                      17,796
  Certificates of deposit                    12,058     21,814       7,976               41,848
  Federal Home Loan Bank Borrowings             -        1,800         -          -       1,800
                                           --------   --------    --------   --------  --------
Total                                      $ 42,942   $ 23,614    $  7,976   $    -    $ 74,532
                                           ========   ========    ========   ========  ========

Interest sensitivity gap                   $(14,777)  $ (8,263)   $ 35,043   $  1,499
Cumulative gap                             $(14,777)  $(23,040)   $ 12,003   $ 13,502
Ratio of interest sensitive assets
 to interest sensitive liabilities             65.6%      65.0%      539.4%     100.0%
Cumulative ratio of interest sensitive
 assets to interest sensitive liabilities      65.6%      65.4%      116.1%     118.1%


(1) Nonaccrual loans totaling $147,000 are omitted as they are not interest bearing assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Cont.

Effect of Changing Prices

The results of operations and financial conditions presented in this report are based on historical cost information, and are unadjusted for the effects of inflation.

Since the assets and liabilities of banks are primarily monetary in nature (payable in fixed determinable amounts) the performance of the Bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

The effect of inflation on banks is normally not as significant as its influence on those businesses which have large investments in plants and inventories. During periods of high inflation there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, increases in the price of goods and services generally will result in increased operating expenses.

Comparison of Key Financial Ratios

                                         1996      1995      1994
                                         ----      ----      ----
           Return on assets              1.16%     1.22%     1.17%
           Return on equity             10.72%    10.59%     9.76%
           Dividend payout ratio        27.57%    25.72%    24.83%
           Equity to assets ratio       10.82%    11.49%    11.92%

* Ratios are computed on average balances

                          GUARANTY STATE BANCORP

                     CONSOLIDATED FINANCIAL STATEMENTS

                     as of December 31, 1996 and 1995
                    and for the three years then ended



                           GUARANTY STATE BANCORP

                       INDEX TO FINANCIAL STATEMENTS


                                                          Page(s)

Report of Independent Accountants                               1

Financial Statements:

  Consolidated Balance Sheets                                   2

  Consolidated Statements of Income                             3

  Consolidated Statements of Changes in Stockholders' Equity    4

  Consolidated Statements of Cash Flows                         5

  Notes to Consolidated Financial Statements               6 - 23

Independent Auditor's Report

Coopers & Lybrand L.L.P.


REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Guaranty State Bancorp
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Guaranty State Bancorp and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty State Bancorp and subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Raleigh, North Carolina

January 17, 1997

                     GUARANTY STATE BANCORP

                  Consolidated Balance Sheets
                   December 31, 1996 and 1995


                    ASSETS
                                                       1996             1995
                                                       ----             ----
Cash and due from banks                           $  2,445,899      $ 2,575,816
Federal funds sold                                   3,744,000          655,000
Securities available for sale                       22,404,514       18,665,226
Loans held for sale                                    354,600          210,700
Loans, less allowance for loan
  losses of $1,073,274 in 1996
  and $1,102,709 in 1995                            64,078,398       57,987,851
Federal Home Loan Bank of Atlanta stock                270,600          226,700
Premises and equipment, net                          2,155,017        1,757,217
Interest receivable                                    700,199          644,057
Other assets                                           406,769          335,419
                                                  ------------      -----------

        Total assets                               $96,559,996      $83,057,986
                                                  ============      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand                      $10,232,604      $10,026,166
   Interest-bearing demand                           5,221,254        4,150,956
   Savings                                          25,662,273       18,753,457
   Large denomination
     certificates of deposit                        12,523,084       13,665,346
   Other time                                       29,954,367       26,027,458
                                                  ------------      -----------
        Total deposits                              83,593,582       72,623,383

Short term borrowings                                1,800,000            -
Interest payable                                       542,766          603,556
Other liabilities                                      174,092          156,296
                                                  ------------      -----------

        Total liabilities                           86,110,440       73,383,235
                                                  ------------      -----------

Commitments and contingencies (Notes 2, 5 and 13)


Stockholders' equity:
   Common stock, $1 par value, 2,500,000
     shares authorized; 880,053 shares and
     871,262 shares issued and outstanding
     in 1996 and 1995, respectively                    880,053          871,262
   Surplus                                           4,722,289        4,661,964
   Undivided profits                                 4,772,831        3,990,771
   Net unrealized gains on securities
     available for sale                                 74,383          150,754
                                                  ------------      -----------
       Total stockholders' equity                   10,449,556        9,674,751
                                                  ------------      -----------

       Total liabilities and stockholders' equity  $96,559,996      $83,057,986
                                                  ============      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                           GUARANTY STATE BANCORP
                     Consolidated Statements of Income
            for the years ended December 31, 1996, 1995 and 1994


                                                    1996           1995             1994
                                                    ----           ----             ----
Interest income:
   Loans and fees on loans                      $6,060,795      $5,265,685      $4,106,125
   Federal funds sold                              163,707         228,514         167,570
   Securities, taxable                           1,055,090         862,627         750,183
   Securities, non-taxable                         177,125         192,336         212,212
                                                ----------      ----------      ----------
      Total interest income                      7,456,717       6,549,162       5,236,090
                                                ----------      ----------      ----------

Interest expense:
   Large denomination certificates of deposit      697,731         658,855         297,394
   Other deposits                                2,692,449       2,250,046       1,686,288
   Other interest expense                          207,184             -            16,387
                                                ----------      ----------      ----------
         Total interest expense                  3,597,364       2,908,901       2,000,069
                                                ----------      ----------      ----------
               Net interest income               3,859,353       3,640,261       3,236,021

Provision for loan losses                          142,836         183,268         143,556
                                                ----------      ----------      ----------
   Net interest income after provision
    for loan losses                              3,716,517       3,456,993       3,092,465
                                                ----------      ----------      ----------

Other income:
   Service charges on deposit accounts             223,245         223,509         226,386
   Other service charges, commissions and fees     177,868         158,484         158,196
   Other operating income                           43,415          31,552          66,727
                                                ----------      ----------      ----------
      Total other income                           444,528         413,545         451,309
                                                ----------      ----------      ----------

Other expenses:
   Salaries                                      1,266,439       1,205,289       1,113,121
   Employee benefits                               236,799         228,079         193,629
   Occupancy expense                               270,775         248,417         238,227
   Equipment and fixtures expense                  100,687         121,889         125,856
   FDIC assessment                                   2,000          78,670         134,607
   Other operating expenses                        687,292         571,202         539,809
                                                ----------      ----------      ----------
      Total other expense                        2,563,992       2,453,546       2,345,249
                                                ----------      ----------      ----------

         Income before income taxes              1,597,053       1,416,992       1,198,525

Income taxes                                       516,606         444,538         362,864
                                                ----------      ----------      ----------

    Net income                                  $1,080,447      $  972,454      $  835,661
                                                ==========      ==========      ==========

Net income primary and fully-diluted per share       $1.18           $1.09            $.95
                                                ==========      ==========      ==========

Cash dividends declared per share                     $.33            $.29            $.24
                                                ==========      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                           GUARANTY STATE BANCORP
         Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1996, 1995 and 1994


                                                                                               Net Unrealized
                                                                                               Gains (Losses)
                                               Common Stock                                    on Securities         Total
                                           -------------------                   Undivided       Available       Stockholders'
                                           Shares       Amount       Surplus      Profits         for Sale           Equity
                                           ------       ------       -------     ---------     --------------    ------------
Balance at January 1, 1994                574,725      $574,725    $4,629,168   $2,930,669       $    -           $8,134,562

   Adjustment to beginning balance
     for change in accounting
     principle, net of income taxes
     of $198,645                              -             -             -            -          310,571            310,571
   Exercise of stock options                3,613         3,613        15,644          -              -               19,257
   Cash dividends                             -             -             -       (207,517)           -             (207,517)
   Net income                                 -             -             -        835,661            -              835,661
   Change  in unrealized gains
     (losses), net of income taxes
     of $317,196                              -             -             -            -         (495,997)          (495,997)
                                          -------      --------    ----------   ----------       --------         ----------

Balance at December 31, 1994              578,338       578,338     4,644,812    3,558,813       (185,426)         8,596,537

   Exercise of stock options                2,520         2,520        17,152          -              -               19,672
   Cash dividends                             -             -             -       (250,092)           -             (250,092)
   Three for two stock dividend           290,404       290,404           -       (290,404)           -                  -
   Net income                                 -             -             -        972,454            -              972,454
   Change in unrealized gains
   (losses), net of income taxes
    of $214,935                               -             -             -            -          336,180            336,180
                                          -------      --------    ----------   ----------       --------         ----------

Balance at December 31, 1995              871,262       871,262     4,661,964    3,990,771        150,754          9,674,751

   Exercise of stock options                8,791         8,791        60,325          -              -               69,116
   Cash dividends                             -             -             -       (298,387)           -             (298,387)
   Net income                                 -             -             -      1,080,447            -            1,080,447
   Change in unrealized gains (losses),
   (losses), net of income taxes of
   of $44,693                                 -             -             -            -          (76,371)           (76,371)
                                          -------      --------    ----------   ----------       --------         ----------

Balance at December 31, 1996              880,053      $880,053    $4,722,289   $4,772,831       $ 74,383        $10,449,556
                                          =======      ========    ==========   ==========       ========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             GUARANTY STATE BANCORP
                     Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994


                                                                 1996         1995         1994
                                                                 ----         ----         ----
Cash flows from operating activities:
   Net income                                                $1,080,447     $972,454     $835,661
   Adjustment to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                            154,761      147,038      177,991
       Amortization of premiums on securities, net
         of accretion of discounts                               18,523       73,544       77,039
       Provision for loan losses                                142,836      183,268      143,556
       Realized loss (gain) on sale of securities                 3,390          780      (12,633)
       Gain on sale of foreclosed assets                            -            -        (30,500)
       Provision for deferred taxes                              37,635      (73,369)     (23,894)
       Loans held for sale:
         Originations                                        (8,195,182)  (5,333,950)  (1,222,600)
         Proceeds                                             8,051,282    5,279,250    1,066,600
       Changes in assets and liabilities:
         Interest receivable                                    (56,142)     (45,538)    (158,774)
         Other assets                                           (12,600)     183,592        1,504
         Interest payable                                       (60,790)     217,082       99,596
         Other liabilities                                      (33,895)      29,160        5,335
                                                            -----------  -----------   ----------
           Net cash provided by operating activities          1,130,265    1,633,311      958,881
                                                            -----------  -----------   ----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale       1,001,172        4,156    1,266,563
   Proceeds from maturity of securities available for sale    7,440,000    6,160,000    1,390,000
   Purchase of securities available for sale                (12,323,438)  (6,103,989)  (7,502,764)
   Purchase of FHLB-Atlanta stock                               (43,900)    (226,700)         -
   Net increase in loans                                     (6,233,383) (10,199,406)  (4,461,815)
   Capital expenditures                                        (552,561)     (49,306)    (120,613)
   Proceeds from sale of foreclosed assets                          -            -        177,500
                                                            -----------  -----------   ----------
           Net cash used by investing activities            (10,712,110) (10,415,245)  (9,251,129)
                                                            -----------  -----------   ----------
Cash flows from financing activities:
   Net increase in deposits                                  10,970,199    6,152,889    4,506,766
   Proceeds from exercise of stock options                       69,116       19,672       19,257
   Dividends paid                                              (298,387)    (232,441)    (207,192)
   Net proceeds from borrowed funds                           1,800,000          -            -
   Repayments of borrowed funds and obligations
    under capital leases                                            -            -     (1,112,198)
                                                            -----------  -----------   ----------
           Net cash provided by financing activities         12,540,928    5,940,120    3,206,633
                                                            -----------  -----------   ----------

           Net increase (decrease) in cash and
            cash equivalents                                  2,959,083   (2,841,814)  (5,085,615)

Cash and cash equivalents at beginning of year                3,230,816    6,072,630   11,158,245
                                                            -----------  -----------   ----------

Cash and cash equivalents at end of year                     $6,189,899   $3,230,816   $6,072,630
                                                            ===========  ===========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of Guaranty State Bancorp (the "Corporation") follow generally accepted accounting principles and
   general   practices  within  the  financial  services   industry.    The
   Corporation operates four branches in Durham, North Carolina. The Corporation's primary source of revenue is derived from loans to customers. These loans are predominately real estate loans secured by 1-4 family residences. Following is a summary of the more significant policies.

   Basis of Presentation

   The consolidated financial statements of the Corporation, a bank holding company established under the laws of the State of North Carolina, include the accounts of Guaranty State Bank (the "Bank"), its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

   Estimates

   The  preparation  of financial statements in conformity  with  generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and 1995 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 1996. Actual results could differ from those estimates.

   Securities

   Securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain securities to be classified into three categories:

   (a) Securities Held-to-Maturity - Debt securities that the entity has the positive intent and ability to hold to maturity are reported at amortized cost.

   (b) Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling in the near term are reported at fair value, with unrealized gains and losses included in earnings.

   (c) Securities Available-for-Sale - Debt and equity securities not classified as either securities held to maturity or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

   Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related debt securities. Gains and losses on the sale of securities are determined using the specific-identification method and are included in noninterest income at the time of sale.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (Continued)

   Loans Held for Sale

   Loans held for sale are carried at the lower of cost or estimated market value, determined on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income.

   Loans and Allowance for Loan Losses

   Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Deferred loan origination fees and costs are amortized to interest income over the contractual life of the loan using a method that approximates the level yield method.

   The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

   The Corporation adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan -
   Income Recognition and Disclosure", on January 1, 1995. Under the new standards, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 and 118 resulted in no additional provision for credit losses at January 1, 1995.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (Continued)

   Loans and Allowance for Loan Losses (continued)

   At December 31, 1996, and 1995 the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 totaled $0 and $455,934, respectively. The impaired loans were measured for impairment using the fair value of the collateral as all of these loans were collateral dependent. These loans did not warrant a valuation allowance at December 31, 1995 as the fair value of the underlying collateral, less estimated costs to sell (discounted where appropriate), exceeded their carrying value. For the year ended
   December 31, 1995, the average recorded investment in impaired loans was approximately $699,000. The Corporation recognized approximately $72,000 of interest (including non-accrual interest recognized from the partial sale of collateral) during 1995 on impaired loans during the portion of the year that they were impaired.

   The Corporation uses several factors in determining if a loan is impaired under SFAS 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc. Loans with a principal balance of less than $150,000 are considered small balance loans and evaluated collectively for impairment.

   Income Recognition on Impaired and Nonaccrual Loans

   Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

   Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a acceptable period of time, and there is a sustained period of repayment performance by the borrower, generally a minimum of six months, in accordance with the contractual terms of interest and principal.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (Continued)

   Income Recognition on Impaired and Nonaccrual Loans (Continued)

   While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding, except in the case of loans with scheduled amortizations where the payment is generally applied to the oldest payment due. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-off's have been fully recovered.

   Foreclosed Assets

   Assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or fair value less estimated costs to sell. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Any excess of the recorded investment over the fair value of the property received is charged to the allowance for loan losses. Any subsequent write-downs are charged against other expenses.

   Premises and Equipment

   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed primarily by the straight-line method based on estimated service lives of assets. Useful lives range from 10 to 40 years for premises and from 5 to 25 years for equipment and fixtures. Repairs and maintenance costs are charged to expense.

   Upon retirement or other disposition of the assets, the cost and the related accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in other income.

   Income Taxes

   The Corporation and its subsidiary file a consolidated Federal income tax return. Separate state income tax returns are filed for each entity. The Corporation's consolidated federal income tax returns are subject to examination by taxing authorities for the years 1994 and thereafter.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (Continued)

   Income Taxes (Continued)

   Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

   Accounting   for  Transfers  and  Servicing  of  Financial  Assets   and
   Extinguishments of Liabilities

   In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This statement establishes new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This statement also establishes new accounting requirements for pledged collateral. The statement is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Statement of Financial Accounting Standards No. 127 defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. The Corporation does not anticipate a significant effect on net income or its financial position from the adoption of these statements.

   Net Income and Cash Dividends per Share

   Net income per common and common equivalent share is based upon the weighted average of common and common equivalent shares outstanding during the year. Primary and fully-diluted net income per share are the same. The number of common and common equivalent shares utilized in the per share computations were 917,899, 891,692, and 883,179 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Cash Flows

   For  purposes of reporting cash flows, cash and cash equivalents include
   cash   on  hand,  amounts  due  from  banks  and  federal  funds   sold.
   Generally, federal funds are purchased and sold for one-day periods.

   Reclassifications

   Certain items included in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no effect on the net income or stockholders' equity previously reported.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


2. SECURITIES

   The amortized cost and estimated market values of available-for-sale securities as of December 31, 1996 and 1995 are as follows:


                                                       Gross        Gross     Estimated
                                    Amortized       Unrealized   Unrealized     Market
                                       Cost            Gains        Losses      Value
                                    ---------       ----------   ----------   ---------
1996:
  U. S. Treasury                   $15,961,563       $ 60,549     $(47,916)  $15,974,196
  U. S. Government                   1,999,746          2,857       (7,034)    1,995,569
    corporations and
    agencies obligations
  State and political
    subdivisions                     4,317,129        121,102       (3,482)    4,434,749
                                   -----------       --------     --------   -----------

                                   $22,278,438       $184,508     $(58,432)  $22,404,514
                                   ===========       ========     ========   ===========
1995:
  U. S. Treasury                   $11,529,935       $104,194     $(17,098)  $11,617,031
  U. S. Government
    corporations and
    agencies obligations             2,997,533         14,664      (13,059)    2,999,138
  State and political
    subdivisions                     3,890,620        160,898       (2,461)    4,049,057
                                   -----------       --------     --------   -----------

                                   $18,418,088       $279,756     $(32,618)  $18,665,226
                                   ===========       ========     ========   ===========


The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturities, are shown below:


                                       After         After
                                      In One        One Year    Five Years
                                       Year         Through       Through
                                      or Less      Five Years    Ten Years     Total
                                      -------      ----------   ----------     -----
U.S. Treasury                       $2,502,780    $13,458,783    $     -     $15,961,563
U. S. Government
  corporations and
  agencies obligations               1,498,988        500,758          -       1,999,746
States and political
  subdivisions                       1,052,043      2,179,905     1,085,181    4,317,129
                                    ----------    -----------    ----------  -----------

Amortized cost                      $5,053,811    $16,139,446    $1,085,181  $22,278,438
                                    ==========    ===========    ==========  ===========

Estimated market value              $5,064,728    $16,241,713    $1,098,073  $22,404,514
                                    ==========    ===========    ==========  ===========


                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


2. SECURITIES (Continued)

   Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   Proceeds from sales of securities during the year ended December 31, 1996 were $1,001,172 with gross losses of $3,390 on those sales. Proceeds from sales of securities during the year ended December 31, 1995 were $4,156 with gross losses of $780 on those sales. Proceeds from sales of securities during the year ended December 31, 1994 were $1,266,563 with gross gains of $28,675 and gross losses of $16,042 realized on those sales.

   Securities with a book value of $2,414,681 and $1,709,106 as of December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other banking purposes.

3. LOANS

   Major classifications of loans as of December 31, 1996 and 1995, are summarized as follows:

                                                 1996        1995
                                                 ----        ----
                                                  (in thousands)

   Commercial                                   $3,567      $3,973
   Real estate:
     Construction and land development          11,096      11,533
     Residential, 1-4 families                  29,747      26,333
     Residential, 5 or more families               903         503
     Nonfarm, nonresidential                    13,884      12,009
   Consumer                                      5,927       4,705
   Other                                           119         124
                                               -------     -------
   Total loans outstanding                      65,243      59,180
   Less deferred fees                              (92)        (89)
   Less allowance for loan losses               (1,073)     (1,103)
                                               -------     -------
                                               $64,078     $57,988
                                               =======     =======

   At December 31, 1996, the Corporation had entered into a security agreement with a blanket floating lien pledging all of its real estate loans to secure actual or potential borrowings for the Federal Home Loan Bank of Atlanta (see Note 6).

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


3. LOANS (Continued)

   A summary of changes in the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                          1996          1995           1994
                                          ----          ----           ----
   Balance, beginning                 $1,102,709    $  947,022       $894,285
   Provision charged against income      142,836       183,268        143,556
   Recoveries                             40,338        50,419         27,086
   Loans charged off                    (212,609)      (78,000)      (117,905)
                                      ----------    ----------       --------

   Balance, ending                    $1,073,274    $1,102,709       $947,022
                                      ==========    ==========       ========


   Nonperforming assets at December 31, 1996 and 1995, consist of the following:

                                               1996            1995
                                               ----            ----
   Loans ninety days or more past due       $ 146,361       $ 166,233
   Nonaccrual loans                           146,672         259,317
                                            ---------       ---------

                                            $ 293,033       $ 425,550
                                            =========       =========

   Foregone interest on nonaccrual loans was $43,225, $20,040 and $27,671 for the years ended December 31, 1996, 1995 and 1994, respectively. There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 1996 and 1995.

4. PREMISES AND EQUIPMENT

   Premises and equipment at December 31, 1996 and 1995, are stated at cost, less accumulated depreciation and amortization, as follows:

                                                       1996          1995
                                                       ----          ----

   Premises                                         $1,724,681   $1,614,697
   Equipment and fixtures                              764,451      730,518
   Software                                            185,024      176,614
   Construction in progress                            400,234          -
                                                    ----------   ----------
                                                     3,074,390    2,521,829
   Less accumulated depreciation and amortization   (1,441,308)  (1,286,547)
                                                    ----------   ----------
                                                     1,633,082    1,235,282
   Land                                                521,935      521,935
                                                    ----------   ----------
                                                    $2,155,017   $1,757,217
                                                    ==========   ==========

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


5. LEASES

   The Corporation leases premises under operating leases. Rental expense related to operating leases was $36,732, $36,732 and $36,401 for 1996, 1995 and 1994, respectively.

   The future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows:

          1997                                     $60,932
          1998                                      65,680
          1999                                      65,680
          2000                                      65,680
          2001                                      65,680
          Thereafter                               737,852
                                                ----------
              Total minumum lease payments      $1,061,504
                                                ==========

6. SHORT TERM BORROWINGS

   Short term borrowings represent advances from the Federal Home Loan Bank of Atlanta and advances totaled $1,800,000 and $0 at December 31, 1996 and 1995, respectively.

   The Corporation has pledged all of its stock in the Federal Home Loan Bank of Atlanta and entered into a security agreement with a blanket floating lien pledging qualifying real estate loans to secure actual or potential borrowings. At December 31, 1996, the Corporation had an additional $8.2 million of credit available with the Federal Home Loan Bank of Atlanta.

7. INCOME TAXES

   The components of income taxes for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                1996        1995        1994
                                ----        ----        ----

    Current                   $478,971    $517,907    $386,758
    Deferred                    37,635     (73,369)    (23,894)
                              --------    --------    --------
                              $516,606    $444,538    $362,864
                              ========    ========    ========

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


7. INCOME TAXES (Continued)

   Reconciliation of expected income tax at the statutory Federal rate with income tax expense for the years ended December 31, 1996, 1995 and 1994, is as follows:


                                                       1996         1995        1994
                                                       ----         ----        ----
   Expected income tax expense at
     statutory rate                                 $ 542,998    $ 481,777   $ 407,499
   Increase (decrease) in income tax expense
     resulting from:
       Tax exempt interest                            (55,355)     (68,215)    (69,887)
       State income taxes, net of federal benefit      22,973       20,366      15,440
       Other, net                                       5,990       10,610       9,812
                                                    ---------    ---------   ---------

   Income tax expense                               $ 516,606    $ 444,538   $ 362,864
                                                    =========    =========   =========


   The components of net deferred tax assets included in other assets at December 31, 1996 and 1995 are as follows:

                                                    1996          1995
                                                    ----          ----

   Allowance for loan losses                     $ 359,084     $ 383,237
   Unrealized securities (gains) losses            (51,691)      (96,384)
   Accumulated depreciation                        (29,005)      (41,453)
   Deferred loan fees                               35,831        34,628
   Other, net                                       21,603       (26,534)
                                                 ---------     ---------
                                                 $ 335,822     $ 253,494
                                                 =========     =========

8. EMPLOYEE BENEFIT PLAN

   The Corporation has a qualified profit sharing 401(K) plan for employees 21 years of age or over with at least one year of service, which covers substantially all employees. Under the plan, employees may contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Corporation matches 50% of such contributions not exceeding 2% and 100% of such contributions between 2% and 4% of the participants' compensation.
   Further, the Corporation may make additional contributions on a discretionary basis. The plan provides that employees' contributions are 100% vested at all times and the Corporation's contributions vest at 20% each year after the first year of service. The expense related to this plan for the years ended December 31, 1996, 1995 and 1994, was $74,844, $58,953 and $46,716, respectively.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


9. STOCK DIVIDEND

   On  August  20,  1995, the Corporation declared a three  for  two  stock split for all shares outstanding as of September 18, 1995, which was paid on October 18, 1995, and effected as a stock dividend. The dividend was charged to undivided profits in the aggregate amount of $290,404, the par value of the shares paid. All references to the outstanding number of shares and earnings per share amounts have been restated to reflect the dividend.

10. STOCK OPTIONS

   The Corporation has a qualified incentive stock option plan (the "Plan") under which the Corporation may grant options to its employees for up to 82,500 shares of common stock. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the date of grant and an option's maximum term is ten years. Generally, the options are exercisable one year after the date of grant.

   On January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). As permitted by SFAS 123, the Corporation has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Corporation's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, the impact on the Corporation's net income and net income per share would not have been material.

   A summary of the changes during the years ending December 31, 1996, 1995 and 1994, of the Corporation's Plan is presented below:


                                                1996                    1995                   1994
                                        ---------------------   ---------------------  ---------------------
                                                    Weighted                Weighted               Weighted
                                                    Average                 Average                Average
                                                    Exercise                Exercise               Exercise
                                         Shares      Price       Shares      Price      Shares      Price
                                        --------   ----------   --------   ----------  --------   ----------
   Outstanding at beginning of year      73,218      $ 7.44      61,098      $ 7.49      66,518      $ 6.65
   Granted                                  -            -       15,900       10.17         -            -
   Exercised                             (8,791)       7.83      (3,780)       7.81      (5,420)       5.33
                                         ------                  ------                  ------
   Outstanding at end of year            64,427        7.54      73,218        7.58      61,098        6.65
                                         ======                  ======                  ======

   Options exercisable at year-end       64,427        7.54      57,319        6.86      61,098        6.65
                                         ======                  ======                  ======


   At December 31, 1996 the option exercise prices ranged from $5.17 - $10.17 and had a weighted average remaining contractual life of 4.4 years.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


11. REGULATORY MATTERS AND RESTRICTIONS

   The Corporation is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios, as set forth in the table below. Management believes, as of December 31, 1996, that the Corporation meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996, the most recent notification from the FDIC categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Corporation's category.

   The Corporation's actual capital amounts and ratios are also presented in the table below (dollars in thousands):


                                                                                            To Be Well Capitalized
                                                                            For Capital     Under Prompt Corrective
                                                          Actual         Adequacy Purposes     Action Provisions
                                                  -------------------    -----------------   --------------------
   As of December 31, 1996:                         Amount     Ratio      Amount    Ratio       Amount    Ratio
   ------------------------                       ---------   -------    --------  -------   ----------  --------
   Total Capital (to Risk Weighted Assets)        $ 11,147      18.1%    $ 4,938     8.0%      $ 6,173    10.0%
   Tier I Capital (to Risk Weighted Assets)         10,375      16.8       2,469     4.0         3,704     6.0
   Tier I Capital (to Average Assets)               10,375      10.6       3,907     4.0         4,883     5.0

   As of December 31, 1995:
   ------------------------

   Total Capital (to Risk Weighted Assets)         10,018       25.3       3,165     8.0         3,956    10.0
   Tier I Capital (to Risk Weighted Assets)         9,524       24.1       1,583     4.0         2,374     6.0
   Tier I Capital (to Average Assets)               9,524       11.3       3,366     4.0         4,208     5.0


                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


12. UNAUDITED INTERIM FINANCIAL INFORMATION

   The following unaudited interim financial information data includes, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for such periods. The aggregate of the interim information may not agree to annual information due to rounding:


                                                  Three Months Ended
                                 -----------------------------------------------
                                  March 31   June 30   September 30  December 31
                                 ---------- ---------  ------------  -----------
                                 (In thousands of dollars except per share data)

   1996:
       Interest income             $ 1,751    $ 1,859      $ 1,918     $ 1,928
     Interest expense                  813        881          959         944
     Provision for loan losses          34         36           41          32
     Other income                      106        115          109         115
     Other expense                     606        650          642         666
                                   -------    -------      -------     -------
     Income before taxes               404        407          385         401
     Income taxes                      132        132          123         130
                                   -------    -------      -------     -------

     Net income                    $   272    $   275      $   262     $   271
                                   =======    =======      =======     =======

     Net income per share:
       Primary and fully-diluted   $   .30    $   .30      $   .28     $   .30
                                   =======    =======      =======     =======

   1995:
     Interest income               $ 1,497    $ 1,624      $ 1,721     $ 1,708
     Interest expense                  627        719          780         783
     Provision for loan losses          43         43           43          54
     Other income                       81         97          110         126
     Other expense                     610        630          587         628
                                   -------    -------      -------     -------
     Income before taxes               298        329          421         369
     Income taxes                       90        102          138         114
                                   -------    -------      -------     -------

     Net income                    $   208    $   227      $   283     $   255
                                   =======    =======      =======     =======
     Net income per share:
       Primary and fully-diluted   $  0.24    $  0.25      $  0.32     $  0.28
                                   =======    =======      =======     =======


                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


13.  COMMITMENTS AND CONTINGENCIES

   The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. These instruments involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

   The Corporation's risk of loss with the commitments to extend credit, lines of credit and standby letters of credit is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments to borrowers under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, real estate and time deposits with financial institutions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

   Outstanding financial instruments whose contract amounts represent credit risk were approximately as follows:

                                                1996            1995
                                                ----            ----

     Unfunded loans and lines of credit      $8,604,802     $13,701,000
                                             ==========     ===========
     Standby letters of credit               $  232,634     $    42,000
                                             ==========     ===========

   The Corporation's lending is concentrated primarily in Durham, North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of the Corporation's customers through multiple lending transactions.

14. RELATED PARTY TRANSACTIONS

   In the normal course of business, certain directors and executive officers of the Corporation, including their immediate families and companies in which they have a 10% or more beneficial interest, were loan customers. Activity during the years ended December 31, 1996 and 1995, is summarized as follows:

                                               1996          1995
                                               ----          ----

    Balance, beginning                      $1,111,391    $  993,496
    Loans made                                 794,533       710,104
    Payments received                         (623,876)     (592,209)
                                            ----------    ----------
    Balance, ending                         $1,282,048    $1,111,391
                                            ==========    ==========

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


15. PARENT CORPORATION FINANCIAL STATEMENTS

   The Corporation's principal asset is its investment in the Bank. The balance sheets as of December 31, 1996 and 1995 and statements of income and cash flows for the three years ended December 31, 1996, for the parent corporation only, are presented below.


           Guaranty State Bancorp (Parent Corporation Only)

                       Balance Sheets
                                                                     1996            1995
                                                                     ----            ----
   Assets:

   Cash and due from depository institutions
       with subsidiary                                           $    24,454     $    12,321
   Investment in Guaranty State Bank                              10,414,703       9,639,149
   Other assets                                                       15,077          25,270
   Dividends receivable from subsidiary                               79,205          69,701
                                                                 -----------     -----------

   Total assets                                                  $10,533,439     $ 9,746,441
                                                                 ===========     ===========

   Liabilities and stockholders' equity:

   Other liabilities                                             $     4,678     $     1,989
                                                                 -----------     -----------
   Dividends payable to stockholders                                  79,205          69,701
                                                                 -----------     -----------

   Common stock and surplus                                        5,602,342       5,533,226
   Undivided profits                                               4,772,831       3,990,771
   Net unrealized gains on securities                                 74,383         150,754
                                                                 -----------     -----------
   Stockholders' equity                                           10,449,556       9,674,751
                                                                 -----------     -----------

   Total liabilities and stockholders' equity                    $10,533,439     $ 9,746,441
                                                                 ===========     ===========



       Statements of Income
                                                     1996             1995            1994
                                                     ----             ----            ----
   Dividends from  wholly-owned subsidiary       $   330,754       $ 277,893       $ 276,451
   Amortization expense                               (9,443)        (10,515)         (9,818)
   Franchise tax                                     (22,922)         (7,603)        (10,531)
   Other expense                                        (750)        (10,192)        (10,000)
                                                 -----------       ---------       ---------
   Income before equity in undistributed income
     of wholly-owned subsidiary                      297,639         249,583         246,102
   Equity in undistributed income of subsidiary      782,808         722,871         589,559
                                                 -----------       ---------       ---------

         Net income                              $ 1,080,447       $ 972,454       $ 835,661
                                                 ===========       =========       =========


                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


15. PARENT CORPORATION FINANCIAL STATEMENTS (Continued)


       Statements of Cash Flows
                                                     1996             1995            1994
                                                     ----             ----            ----
   Cash flows from operating activities:
     Net income                                  $ 1,080,447       $ 972,454       $ 835,661
     Equity in undistributed income of
       subsidiary                                   (782,808)       (722,871)       (589,559)
     Amortization expense                              9,443          10,515           9,818
     Increase in receivables and
       other assets                                   (8,754)         (7,136)           (750)
     Increase (decrease) in other liabilities          2,689          18,538         (46,876)
                                                 -----------       ---------       ---------
         Net cash provided by operating
           activities                                301,017         271,500         208,294
                                                 -----------       ---------       ---------

   Cash flows from financing activities:
     Proceeds from exercise of stock options          69,116          19,672          19,257
     Increase in investment in subsidiary            (69,116)        (47,512)        (19,257)
     Dividends paid                                 (288,884)       (232,441)       (207,192)
                                                 -----------       ---------       ---------
         Net cash used in financing activities      (288,884)       (260,281)       (207,192)
                                                 -----------       ---------       ---------

         Net increase in cash                         12,133          11,219           1,102

  Cash at beginning of year                           12,321           1,102
                                                 -----------       ---------       ---------

   Cash at end of year                           $    24,454       $  12,321       $   1,102
                                                 ===========       =========       =========

   Non-cash investing and financing activities:
     Unrealized securities gains (losses), net   $   (76,371)      $ 336,180       $(185,426)
                                                 ===========       =========       =========

     Dividends declared but not paid             $    79,205       $  69,701       $  52,050
                                                 ===========       =========       =========


16. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair values of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair values have been determined by the Corporation using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

   The  following  methods and assumptions were used to estimate  the  fair
   value   of  each  class  of  financial  instruments  for  which  it   is
   practicable to estimate that value:

   Cash and Cash Equivalents
   -------------------------

   The carrying amount is a reasonable estimate of fair value.

   Securities Available-for-Sale
   -----------------------------

   For securities available-for-sale, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Loans Receivable
   ----------------

   The fair value of loans receivable is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Interest Receivable and Payable and Federal Home Loan Bank of Atlanta stock
   ---------------------------------------------------------------------------

   The carrying amount approximates fair value.

   Deposits
   --------

   The fair value of noninterest-bearing demand, interest-bearing demand and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

   Short Term Borrowings
   ---------------------

   These borrowings mature and are renewed at a new rate monthly. Therefore, the carrying amount approximates the fair value.

   Off-Balance Sheet Financial Instruments
   ---------------------------------------

   The fair value of off-balance sheet financial instruments has not been considered in determining on balance sheet fair value. As discussed in
   Note 13, these off-balance sheet financial instruments are commitments to extend credit and are either short term in nature or subject to immediate repricing.

                           GUARANTY STATE BANCORP
                       Notes to Financial Statements


16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

   The carrying amount and estimated fair value of the Corporation's financial instruments at December 31, 1996 and 1995 are as follows:


                                                    1996                          1995
                                          -------------------------    --------------------------
                                                          Estimated                     Estimated
                                           Carrying          Fair        Carrying          Fair
                                            Amount          Value         Amount          Value
                                          ----------      ---------    -----------      ---------
   Financial assets:
       Cash and cash equivalents         $ 6,189,899    $ 6,189,899    $ 3,230,816    $ 3,230,816
       Securities available for sale      22,404,514     22,404,514     18,665,226     18,665,226
       Loans held for sale                   354,600        354,600        210,700        210,700
       Loans less allowance for loan
         losses                           64,078,398     63,850,105     57,987,851     57,739,224
       Federal Home Loan Bank of
         Atlanta stock                       270,600        270,600        226,700        226,700
       Interest receivable                   700,199        700,199        644,057        644,057
                                         -----------    -----------    -----------    -----------
           Total                         $93,998,210    $93,769,917    $80,965,350    $80,716,723
                                         ===========    ===========    ===========    ===========

   Financial liabilities:

       Deposits                          $83,593,582    $83,739,436    $72,623,383    $72,900,505
       Short-term borrowings               1,800,000      1,800,000          -              -
       Interest payable                      542,766        542,766        603,556        603,556
                                         -----------    -----------    -----------    -----------
           Total                         $85,936,348    $86,082,202    $73,226,939    $73,504,061
                                         ===========    ===========    ===========    ===========


17. CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

   The following is supplemental information regarding the consolidated cash flows for the years ended December 31, 1996, 1995 and 1994:


                                                 1996            1995           1994
                                                 ----            ----           ----

   Supplemental disclosure of cash flow
     information:
     Cash paid for:
       Interest                               $ 3,658,154    $ 2,691,819    $ 1,900,473
                                              ===========    ===========    ===========
       Income taxes                           $   503,806    $   512,817    $   393,507
                                              ===========    ===========    ===========
   Schedule of non-cash investing and
     financing activities:
     Transfer of investment securities to
       available for sale                     $       -      $       -      $13,770,784
                                              ===========    ===========    ===========
     Foreclosure of collateral in partial
       satisfaction of debt                   $       -      $       -      $    12,000
                                              ===========    ===========    ===========
     Dividends declared but not paid          $    79,205    $    69,701    $    52,050
                                              ===========    ===========    ===========


Banking Offices
---------------

                            302 West Main Street
                            3400 Westgate Drive
                              2101 Guess Road
                          3732 North Roxboro Road
                              2313 Highway 54

Stock Transfer Agent
--------------------

                            Guaranty State Bank
                               P.O. Box 1731
                       Durham, North Carolina  27702

Independent Auditors
--------------------

                          Coopers & Lybrand L.L.P.
                                 Suite 2300
                        150 Fayetteville Street Mall
                       Raleigh, North Carolina  27601


    This Annual Report has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

                             Guaranty State Bancorp
                              302 West Main Street
                         Durham, North Carolina  27702



                                 March 31, 1997


Dear Shareholders:

It is a pleasure to invite you to Guaranty State Bancorp's 1997 Annual Meeting of Shareholders to be held on May 1, 1997, at the Omni Durham Hotel and Convention Center, 201 Foster Street, Durham, North Carolina. The annual meeting is scheduled to begin at 2:00 p.m., local time.

The matters scheduled for consideration at the meeting are described in detail in the enclosed Notice of Annual Meeting of Shareholders and Proxy Statement.

Whether you own a few or many shares of stock, and whether or not you plan to attend the meeting in person, it is important that your shares be voted on the matters that come before the meeting. If you are unable to attend the meeting or prefer to vote by proxy, please complete the enclosed proxy and return it to us no later than April 30, 1997. A shareholder who gives a proxy may revoke it any time before it is voted, and any shareholder who attends in person may vote in person at the meeting, if he or she wishes to do so, even though he or she may have previously sent in a proxy. Proxies may be revoked in person or in writing any time prior to or at the meeting by contacting J. Edwin Causey, Jr., Secretary.

We hope your schedule allows you to be at the Omni Durham Hotel and Convention Center for the annual meeting. We look forward to seeing you on May 1.

                              Very truly yours,



                              Charles J. Stewart
                              President and Chief Executive Officer

                             GUARANTY STATE BANCORP
                                   NOTICE OF
                         ANNUAL MEETING OF SHAREHOLDERS


To The Shareholders of Guaranty State Bancorp:

     NOTICE IS HEREBY GIVEN that the Annual Meeting of Shareholders of Guaranty State Bancorp will be held at the Omni Durham Hotel and Convention Center, 201 Foster Street, Durham, North Carolina 27701, at 2:00 p.m. on Thursday, May 1, 1997, for the following purposes:

          1. To amend Article IV of the Articles of Incorporation of the Corporation to provide for both common stock and preferred stock.

          2. To amend the Articles of Incorporation of the Corporation by adding Article XIV to provide that directors may be removed only for "cause".

          3.   To elect three directors with terms expiring in 2000.

          4. To consider and act upon a proposal to ratify the selection of Coopers & Lybrand, L.L.P. as independent public accountants to audit the books of the Corporation for the fiscal year ending December 31, 1997.

          5. To act upon such other business as may properly come before the meeting or any adjournment thereof.

     Only shareholders of record at the close of business on March 14, 1997 will be entitled to notice of and to vote at the annual meeting or any adjournment thereof. You are requested to date, sign, and return the enclosed proxy promptly so that if you are unable to attend the meeting your shares can nevertheless be voted at the meeting. If you attend, your proxy will be returned to you upon request.

                              BY ORDER OF THE BOARD OF DIRECTORS



                              J. Edwin Causey, Jr., Secretary

Durham, North Carolina
March 31, 1997


Guaranty State Bancorp
Annual Meeting of Shareholders

Location: Omni Durham Hotel and Convention Center
          201 Foster Street
          Durham, North Carolina  27701

Date:     Thursday, May 1, 1997

Time:     2:00 p.m

                             GUARANTY STATE BANCORP
                              POST OFFICE BOX 1731
                               302 W. MAIN STREET
                          DURHAM, NORTH CAROLINA 27702

                                PROXY STATEMENT

     This Proxy Statement is furnished to the shareholders of Guaranty State Bancorp (the "Corporation") in connection with the solicitation by the Board of Directors of the Corporation of proxies for the Annual Meeting of Shareholders to be held at 2:00 p.m., Thursday, May 1, 1997, or any adjournment thereof, at the Durham Omni Hotel and Convention Center, 201 Foster Street, Durham, North Carolina 27701, for the purposes set forth in the Notice of Annual Meeting of Shareholders, which is enclosed along with the form of proxy.

     All proxies that are properly executed and received prior to the meeting will be voted at the meeting. If a shareholder specifies how the proxy is to be voted on any of the business to come before the meeting, the proxy will be voted in accordance with such specification. If no specification is made, the proxy will be voted in favor of (1) approval of the amendment to the Articles of Incorporation to provide for both common and preferred stock; (2) approval of the amendment to the Articles of Incorporation to provide for directors removal only for "cause"; (3) the election of each of the nominees for director; and (4) for the ratification of the selection of independent certified public accountants. The Board of Directors does not know of any other matter which will be presented for action at the meeting, but the persons named in the proxy intend to vote or act with respect to any proposal which may be presented for action in accordance with their best judgment. A shareholder who gives a proxy may revoke it at any time before it is voted, and any shareholder who attends the meeting in person may vote in person at the meeting, if he or she wishes to do so, even though he or she sent in a proxy. Proxies may be revoked in person or in writing at any time prior to or at the meeting by contacting J. Edwin Causey, Jr., Secretary.

     This Proxy Statement and accompanying proxy are being mailed to shareholders on or about March 31, 1997.

     The Corporation will bear the entire cost of preparing this Proxy Statement and of soliciting proxies. Proxies may be solicited by employees of the Corporation personally, by special letter or by telephone. The Corporation may also request brokers and others to send solicitation material to beneficial owners of stock and may reimburse them for this purpose.

                               VOTING SECURITIES

     Only shareholders of record at the close of business on March 14, 1997 (the "Record Date") are entitled to vote at the meeting. As of the Record Date, the Corporation had outstanding 881,553 shares of common stock, par value $1.00 per share (the "Common Stock"), which shares constitute the only class of stock of the Corporation entitled to notice of and to vote at the meeting. As of the same date, the Corporation had approximately 286 shareholders of record.

     The representation in person or by proxy of a majority of the votes entitled to be cast is necessary to provide a quorum at the Annual Meeting. At the Annual Meeting, each shareholder will be entitled to cast one vote for each share of Common Stock held of record on the Record Date for each matter submitted for voting and, in the election of directors, for each director to be elected.

     In voting for directors under Proposal 3, the three nominees receiving the highest number of votes will be elected. Votes may be cast in favor of director nominees or withheld. Withheld votes are not treated as votes cast and, therefore, will have no effect on the election of directors. There is no cumulative voting with respect to the election of directors. In the case of the other proposals, for each such proposal to be approved, the number of votes cast for approval must exceed the number of votes cast against approval. Under the rules of the New York Stock Exchange (the "NYSE"), broker-dealers who hold shares in street name have the authority to vote on certain routine items when they have not received voting instructions from beneficial owners. Proposals 1 and 2 are not considered routine matters under the rules of the NYSE. Accordingly, broker-dealers who hold shares in street name and have not received instructions from beneficial owners will not have authority to vote on these two proposals ("broker non- votes"). Under North Carolina law, broker non-votes are not treated as votes cast and, therefore, will have no effect on the vote for Proposals 1 and 2. Similarly, abstentions are not treated as votes cast and, therefore, will have no effect on the vote for any proposal.

     Guaranty State Bancorp was incorporated under North Carolina law on March 26, 1993 for the purpose of becoming the holding corporation of Guaranty State Bank (the "Bank"). The Corporation's business activities consist solely of the operation of the Bank as a wholly-owned subsidiary commercial bank.

     The principal executive offices of the Corporation and the Bank are located at 302 W. Main Street, Durham, North Carolina 27701, telephone (919) 688-9361.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning beneficial ownership of the Common Stock by (i) each person known by the Corporation to be a beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director and nominee for director of the Corporation, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Corporation as a group, as of March 14, 1997. The percentages are based on total shares outstanding as well as immediately exercisable stock options. Except as otherwise noted, the person named had sole voting and investment power with respect to the shares reflected in the table.
                                  Amount and Nature
                                    of Beneficial       Percent of
Name                                  Ownership        Common Stock
----                                  ---------        ------------
Dwight G. Howard                     119,996(1)            12.73%

Frank A. Ward                         56,222(2)             5.96%

Wachovia Bank of N. C., NA            45,000(3)             4.77%
Executor of the Estate of
Laurance D. Kirkland, Jr.

Charles J. Stewart                    67,984(4)             7.21%

David W. Wiggins                      24,136(5)             2.56%

B. W. Harris, III                     19,190(6)             2.04%

N. Wayne Campbell                     14,290(7)             1.52%

Robert F. Baker                        5,049(8)             *

Stancil B. Roberts                     3,347(9)             *

W. L. Douglas Townsend, Jr.            2,550(10)            *

Susan Cranford Ross                      800(11)            *

E. Spurgeon Booth, Jr.                   500(12)            *

Phillip H. Pearce, M.D.                  300(13)            *

All Directors and Executive
    Officers as a Group              167,124(14)           17.73%
    (13 persons)
___________________________________
     * Less than one percent.

(1)  Mr. Howard's address is Post Office Box 1962, Durham, North Carolina 27702.

(2)  Mr. Ward's address is 518 South Duke Street, Durham, North Carolina  27701.

(3) Wachovia's address is Post Office Box 2252, Durham, North Carolina 27702. As executor, Wachovia has sole voting power for the shares held in the estate. Wachovia does not have voting power for 2,250 shares held in the name of Eva D. Kirkland. Mrs. Kirkland is beneficiary of the Estate of Mr. Kirkland.

(4) Includes 41,880 shares subject to a presently exercisable stock option and 900 shares held by Mr. Stewart's spouse.

(5) Includes 300 shares held by Mr. Wiggins' children under the North Carolina Uniform Transfers to Minors Act, and 750 shares held by Mr. Wiggins' spouse. Mr. Wiggins' address is Post Office Box 71244, Durham, North Carolina 27722.

(6) Includes 4,500 shares subject to a presently exercisable stock option. Mr. Harris' address is 3942 Nottaway Road, Durham, North Carolina 27707.

(7) Includes 825 shares held by Mr. Campbell's spouse. Mr. Campbell's address is 1920 Redding Lane, Durham, North Carolina 27712.

(8)  Mr. Baker's address is Post Office Box 891, Durham, North Carolina 27702.

(9)  Mr. Roberts' address is 2202 Thunder Road, Durham, North Carolina 27712.

(10) Includes 360 shares held by Mr. Townsend's spouse. Mr. Townsend's address is 2204 Whitley Drive, Durham, North Carolina 27707.

(11) Mr. Booth's address is Post Office Box 2916, Durham, North Carolina 27715.

(12) Ms. Ross' address is 4102 Westfield Drive, Durham, North Carolina 27705.

(13) Dr. Pearce's address is 30 Brookside Place, Durham, North Carolina 27705.

(14) Includes 61,005 shares subject to presently exercisable stock options.

                 INTRODUCTION TO PROPOSALS 1 AND 2

     Proposals 1 and 2 have been unanimously approved by the Board of Directors and, under North Carolina law, must be approved by the shareholders to become effective. Proposal 1 seeks an amendment to the Articles of Incorporation of the Corporation to provide for both common stock and a separate class of preferred stock that may be issued from time to time at the direction of the Board of Directors. Proposal 2 seeks an additional amendment to the Articles of Incorporation (collectively, Proposal 1 and Proposal 2 are referred to as the "Charter Amendments") to permit directors to be removed only for "cause" as defined in the amendment. Because the Charter Amendments have an impact upon the rights of shareholders and could be characterized as anti-takeover measures which, if adopted, may tend to insulate management and make the accomplishment of certain transactions involving a potential change of control of the Corporation more difficult, each shareholder should carefully study the description of the proposals contained herein and the text of the amendments as set forth in Exhibits A and B to this Proxy Statement. The Board of Directors has no present intention to put before the shareholders any additional proposals which would operate as a significant impediment to an attempt by a third party to obtain control of the Corporation.

Existing Anti-takeover Provisions

     Statutory Provisions. The Corporation, as a bank holding company incorporated under the laws of the State of North Carolina, presently has certain statutory anti-takeover provisions in effect. The Corporation and the Bank are subject to the Change in Bank Control Act, administered by the Board of Governors of the Federal Reserve System as to the Corporation and the Federal Deposit Insurance Corporation as to the Bank, which requires federal regulatory approval before any one person can acquire 10% or more of the outstanding Common Stock. North Carolina banking law has similar prior approval requirements which are administered by the North Carolina Commissioner of Banks. The Corporation has elected to be subject to the North Carolina Shareholder Protection Act, which generally requires the affirmative vote of at least 95% of the voting shares of a corporation to adopt or authorize most business combinations unless certain fair price and procedural requirements are satisfied. The Corporation also has elected to be subject to the North Carolina Control Share Acquisition Act, which generally provides that in the event a potential acquiror acquires a certain percentage of the total voting power of a corporation, the power to vote such shares is subject to approval by a majority of the shares held by persons other than the potential acquiror. If the potential acquiror obtains voting powers in this manner, under certain circumstances the other shareholders will have the right to have their shares redeemed by the Corporation at fair market value.

     Articles of Incorporation and Bylaw Provisions. The Corporation's Articles of Incorporation and Bylaws also contain certain provisions which may have an anti-takeover effect. The Articles of Incorporation provide that shareholders of the Corporation shall not have preemptive rights to acquire additional shares. The existence of preemptive rights would significantly restrict the Corporation's flexibility to enter into friendly or "white knight" acquisitions involving the issuance of large blocks of additional shares to repel a hostile, unsolicited potential acquiror. The Articles of Incorporation do not authorize cumulative voting for directors, which makes it more difficult for minority shareholders to gain representation on the Board of Directors. The Bylaws include a super-majority voting provision which has been approved by the shareholders and which requires approval of certain business combinations by
66.7% of all outstanding shares of voting stock.   The Bylaws of the Corporation
do not permit special meetings of shareholders to be called other than by the Chairman, any Vice Chairman, President or the Board of Directors.

     Other Agreements. The Corporation's 1986 Incentive Stock Option Plan provides for the grant of options pursuant to Section 422 of the Internal Revenue Code to officers and other key employees of the Corporation. The Plan provides that upon a change of control of the Corporation, all outstanding options that have not vested will immediately vest and become exercisable. Such immediate vesting could make more difficult a change in control of the

Corporation through an unsolicited or hostile proposal to acquire control. (See "Executive Compensation")

PROPOSAL 1:  AMENDMENT OF THE ARTICLES OF INCORPORATION TO PROVIDE FOR COMMON
                              AND PREFERRED STOCK.

The Proposed Amendment

     The Board of Directors has unanimously approved and recommends that the shareholders approve the amendment to the Articles of Incorporation which would amend Article IV in its entirety to provide for both Common Stock and Preferred Stock. The text of the amendment to Article IV is provided in Exhibit A to this Proxy Statement. The Articles of Incorporation currently authorize the issuance of 2,500,000 shares of capital stock, all of which are in a single class designated "Common Stock" having a par value of $1.00 per share. The amendment would authorize the Corporation to issue up to 5,000,000 shares of capital stock, 4,000,000 of which will be $1.00 par value Common Stock and 1,000,000 will be Serial Preferred Stock. The Corporation has no present intention to issue any additional shares of Common Stock or to authorize and issue any shares of Preferred Stock. There will be no difference in the presently authorized and issued Common Stock and the Common Stock that will be authorized in the future, assuming the amendment is approved. Preferred Stock may be issued from time to time with such rights, privileges and preferences as the Board of Directors may determine to be in the best interest of the Corporation. If additional shares of common stock or new shares of preferred stock are issued, there will be a dilutive effect on the then outstanding shares of common stock.

Reasons for the Proposed Amendment

     While the Corporation has no present intention to issue any additional shares of Common Stock or to authorize a series or class of Preferred Stock to be issued and outstanding, the ability to issue additional shares of Common Stock and one or more series of Preferred Stock will give the Corporation flexibility in its future capital planning. With approval of the Amendment, the Board of Directors will have the authority to act quickly, should the best interests of the Corporation be deemed to be served, to issue additional shares of Common or to create one or more series of Preferred Stock, should capital needs of the Corporation arise. With the authority to create one or more series of Preferred Stock, the Articles of Incorporation will be modernized and give the Corporation the same powers other bank holding companies have in structuring their capital accounts.

     The overall effect of the Amendment also may be considered to have an anti-takeover effect since the Board of Directors would have the authority to issue a large block of Common Stock or to create one or more series of Preferred Stock and to sell them to a friendly party should the Corporation be faced with a hostile, unsolicited offer which the Board of Directors believes not to be in the best interest of the Corporation and its shareholders. The ability, without the necessity of obtaining prior shareholder approval, to issue large blocks of additional shares of Common or Preferred stock which may have differing voting requirements (such as a series of Preferred Stock which would be required, under North Carolina law, to vote its majority shares in favor of any change in control proposal) can deter unsolicited, hostile offers and other attempts at gaining control of the Corporation due to the dilutive effect such issuance would have on existing shareholders. If the Amendment is adopted, the Board of Directors has no present intention to issue any additional shares of Common Stock or any series of Preferred Stock but could do so if it deemed such issuance and sale to be in the best interest of the Corporation.

Recommendation

     The Board of Directors recommends a vote "FOR" approval of the Amendment and all proxies received will be voted in favor thereof unless directed otherwise on the proxy by the shareholder.

PROPOSAL 2:  AMENDMENT OF THE ARTICLES OF INCORPORATION REGARDING
                              REMOVAL OF DIRECTORS

The Proposed Amendment

The Board of Directors has unanimously approved and recommends that the shareholders approve an Amendment to the Articles of Incorporation which adds a new Article XIV to provide for removal of directors only for "cause" as set forth therein. Under North Carolina law, only a charter provision recommended by the Board of Directors and approved by the shareholders is effective to permit directors to be removed only for "cause" . At the present time, directors may be removed with or without "cause". The Amendment would provide that directors may only be removed for one or more of the following reasons defined as "cause": (i) the criminal prosecution and conviction of the director of an act of fraud, embezzlement, theft or personal dishonesty; (ii) prosecution and conviction of a criminal offense involving dishonesty or breach of trust described by the Federal Deposit Insurance Act; (iii) the occurrence of an event causing such director to be "unbondable" under any of the Corporation's fidelity bonds or insurance policies covering its directors; or (iv) such director being absent without excuse from 25% of the Board of Director's meetings held during any 12 consecutive month period.

Reasons for the Proposed Amendment

     At the present time directors may be removed with or without "cause". The current Bylaws provide for a classified or "staggered" board of directors with terms of three years. Such a classified board structure can be nullified without a provision in the Articles of Incorporation that directors may only be removed for "cause". The primary intent of a classified board is to delay the takeover of a majority of the positions on the Board of Directors beyond the elapse of one year's time. By eliminating the shareholder's right to remove directors "without cause", a potential acquiror of a controlling interest of the Common Stock of the Corporation could not gain control of the Board of Directors unless, with respect to a majority of incumbent directors, there exist circumstances which constitute "cause" as defined in the Amendment. Accordingly, the Amendment makes the classification of the Board of Directors effective. Otherwise, an acquiring shareholder could remove the entire board of directors without "cause" and thereby gain total control of the Corporation by obtaining only a majority of the ownership of the Corporation.

Recommendation

     The Board of Directors recommends a vote "FOR" approval of the Amendment and all proxies received will be voted in favor thereof unless directed otherwise on the proxy by the shareholder.

PROPOSAL 3:  ELECTION OF DIRECTORS

     The Corporation's Bylaws provide that the number of directors constituting the Board of Directors shall be not less than nine nor more than fifteen, which are divided into three classes, as nearly equal in number as possible. As of the date hereof, there are ten directors and the Board is divided into three staggered classes. Members serving on the Corporation's Board of Directors are appointed to the Bank's Board in the same class in which they serve on the Corporation's Board. There are three nominees for election as directors. Each of the nominees upon election will serve for a three year term expiring in 2000 or until his successor is elected and qualified.

     Of the nominees for directors, all are members of the present Board of Directors and were elected in 1994. In the absence of any specification to the contrary, proxies will be voted for the election of all three of the nominees listed in the table below by casting an equal number of votes for each such nominee. If, at any time before the meeting, any of the nominees listed below have become unavailable for any reason, the proxy holders have the discretion to vote for a substitute nominee or nominees. The Board currently knows of no reason why any nominee listed below is likely to become unavailable.

     Set forth below is a table showing the name, age, initial year of election to the Board and principal occupation and employment for the past five years of each of the three nominees for election to three year terms to the Board of Directors.

                                  Director     Principal Occupations
Name                       Age      Since      During the Past Five Years
----                       ---    --------     --------------------------
Nominees

Susan Cranford Ross         41      1994       Associate Dean and Director of
                                               Arts and Sciences Development,
                                               Duke University

David W. Wiggins            51      1994       Staff Systems and Procedures
                                               Analyst, International Business
                                               Machines Corporation

Charles J. Stewart          47      1993       President and Chief Executive
                                   *1979       Officer, Guaranty State
                                               Bancorp and Guaranty State Bank
Terms Expiring in 1998

E. Spurgeon Booth, Jr.      64      1993       Secretary-Treasurer, Booth Real
                                   *1977       Estate and Insurance, Inc.

N. Wayne Campbell           54      1993       President, Credit Financial
                                   *1980       Information Service Inc. (credit
                                               reporting agency)

W. L. Douglas Townsend, Jr. 38      1993       Managing Director and CEO,
                                   *1988       Townsend Frew & Co.,
                                               L.L.C.(January, 1996-present;
                                               investment banking); Senior Vice
                                               President, Corporate Development,
                                               Coastal Physician Group, Inc.
                                               (1991- 1995)

Stancil B. Roberts          55      1995       Principal, Knott & Roberts,
                                               Engineering Associates, P.A.

Terms Expiring in 1999

Robert F. Baker             61      1993       Partner, Spears, Barnes,
                                   *1972       Baker, Wainio, Brown
                                               and Whaley (law firm)

B. W. Harris, III           58      1993       Principal, Harris, Harris
                                   *1968       & Company, CPA's,
                                               PLLC(November, 1995 -present);
                                               Principal, Bailey, Self, Harris
                                               and Company (certified public
                                               accountants, 1960-1995)

Philip H. Pearce, M.D.      61      1993       Partner, The Durham Women's
                                               Clinic, P.A. (OB/GYN clinic
______________________

* Director of Bank since year stated.

Meetings of the Board of Directors and Committees of the Board

     During the fiscal year ended December 31, 1996, there were twelve meetings of the Board of Directors of the Corporation and twelve meetings of the Board of Directors of the Bank. No director of the Corporation attended fewer than 75% of the number of meetings of the Board and of standing committees of the Corporation to which they were elected.

     The Board of Directors of the Corporation has established an Executive Committee to serve as an advisory committee to the Board of Directors on matters relating to the policies and business affairs of the Corporation and the Bank. During the intervals between meetings of the Board, the Executive Committee has the same authority as the Board of the Corporation. The Executive Committee also acts as the Loan Committee authorized by applicable North Carolina law in reviewing and approving loans. The members of the Executive Committee are B.W. Harris, III, N. Wayne Campbell, W. L. Douglas Townsend, Jr. and Charles J. Stewart. The Executive Committee meets on a monthly basis and held twelve meetings in fiscal year 1996. The Board of Directors of the Bank has established an Executive Committee, whose members are the same as the members of the Executive Committee of the Corporation. The Executive Committee of the Bank meets on a monthly basis and held 12 meetings in fiscal year 1996.

     The Board of Directors of the Corporation has established an Audit Committee, which is vested with the authority to cause audits to be made at the Corporation, to review the scope of internal and external audits, and to report directly to the Board of Directors with respect to these functions. The Audit Committee does not select the independent accountants for the Corporation. Such selection is made by the Board of Directors. The members of the Audit Committee are Robert F. Baker, E. Spurgeon Booth, Jr. and Philip H. Pearce. The Audit Committee meets quarterly and held four meetings in fiscal year 1996. The Board of Directors of the Bank has established an Audit Committee, whose members are the same as the members of the Audit Committee of the Corporation. The Audit Committee of the Bank also meets on a quarterly basis and held four meetings in fiscal year 1996.

     In 1996, the Corporation and the Bank did not have a nominating committee or compensation committee. Functions typically performed by such committees are performed by the respective Board of Directors.

     Members of the Boards of Directors of the Corporation and the Bank are paid $225 for each meeting they attend. If the Boards and committees of the Corporation and the Bank are held concurrently, members of both Boards and committees are paid for one meeting. All Board and committee meetings were held concurrently in 1996. Executive and Audit Committee members of the Corporation and the Bank are paid $400 and $225, respectively, for each committee meeting they attend.

                               EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of the Corporation, each of which serves in the same capacity for the Bank:

Name                    Age            Position
----                    ---            --------
Charles J. Stewart       47        President and
                                   Chief Executive Officer

Jean R. Turner           51        Senior Vice President

Joseph M. Johnson        41        Senior Vice President

J. Edwin Causey, Jr.     53        Senior Vice
                                   President and Secretary

     Charles J. Stewart has been employed by the Bank since 1972. Mr. Stewart has served as President and Chief Executive Officer of the Bank since 1979 and of the Corporation since 1993.

     Jean R. Turner joined the Bank in 1986 and serves as Chief Administrative Officer. Ms. Turner was appointed a Senior Vice President of the Bank in 1987 and of the Corporation in 1993.

     Joseph M. Johnson joined the Bank in 1987 and serves as the Bank's Chief Lending Officer. Mr. Johnson was appointed a Senior Vice President of the Bank in 1991 and of the Corporation in 1993.

     J. Edwin Causey, Jr. has been employed by the Bank since 1967 and has served as a Senior Vice President of the Bank since 1986. Mr. Causey was appointed a Senior Vice President of the Corporation in 1993. He serves as the Bank's security officer.

                             EXECUTIVE COMPENSATION

     Mr. Charles J. Stewart has entered into an Employment Agreement with the Bank effective January 14, 1988 to serve in a principal executive and management capacity under the title of President and Chief Executive Officer. The Agreement is for a term of one year and is automatically renewable on a year-to-year basis, subject to the termination provisions. The Board of Directors establishes the base salary on an annual basis and the Agreement provides for the normal and customary benefits for persons serving in similar bank executive capacities. The Agreement may be terminated by either party and if terminated by the Bank without cause, the Bank shall be obligated to give twelve (12) months' notice or the Bank may remove Mr. Stewart prior to the expiration of the twelve-month notice period in which event the Bank shall pay the compensation and benefits which would have been paid and provided to Mr. Stewart during the balance of the twelve-month notice period, subject to reduction should Mr. Stewart obtain employment with a bank in Durham County, North Carolina. Additionally, the Bank has purchased a split-dollar life insurance policy and contract as part of a supplemental executive retirement benefit for Mr. Stewart. The contract provides for up to $1,200,000 in death benefit in the event of Mr. Stewart's death prior to age 60 and declines thereafter at varying age levels. Upon the payment of death benefits the Bank recovers all premiums paid, plus interest.

     The following table sets forth certain information relating to compensation received by the Corporation's Chief Executive Officer for fiscal years 1994, 1995 and 1996. No other executive officer of the Corporation received total annual salary and bonus in excess of $100,000.

                           Summary Compensation Table
                                                         Long Term
                           Annual Compensation          Compensation
                           -------------------          ------------
    Name and                                       Securities Underlying      All Other
Principal Position   Year  Salary ($)   Bonus ($)         Options         Compensation ($)1
------------------   ----  ----------  ----------  ---------------------  -----------------
Charles J. Stewart   1996    117,480      44,000             -                  8,173
President and Chief  1995    111,881      40,000           6,000                9,056
Executive Officer    1994    106,723      30,000             -                  7,495
___________________


(1) Consists of the Corporation's matching and discretionary contributions to the Corporation's 401(k) profit-sharing plan. In 1996, the Board of Directors approved a non-qualified Executive Retirement Plan for Mr. Stewart. No expense was incurred in 1996 for this plan.

The following table summarizes options exercised by Charles J. Stewart during the fiscal year ended December 31, 1996 and presents the value of unexercised options held by Mr. Stewart as of December 31, 1996. No options were granted to Mr. Stewart or any other executive officer in 1996.


                Aggregated Option Exercises in Fiscal Year 1996
                       and Fiscal Year-End Option Values
                       ---------------------------------
                                                              Number of Securities
                                                             Underlying Unexercised        Value of Unexercised
                                                                    Options at             In-the-Money Options
                       Shares Acquired        Value            Fiscal Year-End (#)        at Fiscal Year-End ($)
Name                   on Exercise (#)      Realized ($)   (Exercisable/Unexercisable)  (Exercisable/Unexercisable)
----                   ---------------      ------------   ---------------------------  ---------------------------
Charles J. Stewart         1,650               12,840                 41,880/0                    657,602/0
President and Chief
Executive Officer

</TALBE>

Profit-Sharing Plan

     The Corporation's Section 401(k) profit-sharing plan is designed to encourage participants to save on a regular basis and to provide such participants with deferred compensation and additional performance incentives.
Employee participants may elect to contribute from 1% to 15% of compensation with the Corporation matching 50% of each participant's contribution up to 2% of the participant's salary and 100% of the participant's contribution between 2% and 4% of his or her salary. The plan provides for additional discretionary employer contributions, as approved annually by the Board of Directors. Any such discretionary contributions are allocated among all eligible employees, including those who have not elected to make voluntary contributions through salary reduction.

                              CERTAIN TRANSACTIONS

     The Bank has engaged in, and expects to continue to engage in, lending transactions with the Corporation's directors and officers and with corporations and other entities with which such individuals are shareholders or principals.
During the last two years, all of such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

     RATIFICATION OF SELECTION OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     The Board of Directors has selected the firm of Coopers & Lybrand, L.L.P., independent certified public accountants, to audit the accounts of the Corporation for fiscal year 1997. Management is not aware that any member of this firm or any of its associates had any direct financial interest or any material indirect financial interest in the Corporation or any of its affiliates during 1996.

     Representatives of Coopers & Lybrand, L.L.P., are expected to be present at the shareholders' meeting with the opportunity to make a statement, if they desire to do so, and are expected to be available to respond to appropriate questions.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Corporation's directors and executive officers, and persons who own more than 10% of a registered class of the Corporation's equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Corporation. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish the Corporation with copies of all Section 16(a) forms that they file.



     To the Corporation's knowledge, based solely on its review of the copies of such reports furnished to the Corporation, and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Corporation's officers, directors and greater than 10% shareholders were met during the fiscal year ended December 31, 1996.

                             SHAREHOLDER PROPOSALS

     Under regulations of the Securities and Exchange Commission, any shareholder desiring to make a proposal to be acted upon at the 1998 annual meeting of shareholders must present such proposal to the Corporation at its principal office at 302 W. Main Street, Durham, North Carolina, by November 14,
1997, for the proposal to be considered for inclusion in the Corporation's proxy statement.

                                 ANNUAL REPORT

     Accompanying this proxy statement is a copy of the Corporation's 1996
Annual Report to Shareholders, which includes the Company's financial statements as of and for the fiscal year ended December 31, 1996 and certain other information.

     The Corporation's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 1996, as filed with the Securities and Exchange Commission, will be furnished to any shareholder without charge (other than a reasonable fee for inclusion of exhibits to such Annual Report), if requested in writing. Written requests for this Annual Report should be directed to Jean R. Turner, Senior
Vice President, Guaranty State Bancorp, Post Office Box 1731, Durham, North
Carolina 27702.

     You are encouraged to promptly execute the enclosed Proxy and return it in the enclosed envelope that requires no postage if mailed in the United States.

                               For the Board of Directors,



                               J. Edwin Causey, Jr., Secretary
March 31, 1997



                                                                  Exhibit A
                                                                  ---------
                                Proposal 1
                                ----------

      RESOLVED, that the Board of Directors hereby proposes and adopts the following amendments to the Articles of Incorporation of the Corporation, subject to the approval of the shareholders at the 1997 Annual Meeting, by eliminating Article IV in its entirety and replacing it as follows:

                                ARTICLE IV

      The total number of shares of capital stock which the Corporation has authority to issue is 5,000,000, of which 4,000,000 shall be common  stock,
$1.00 par value, and 1,000,000 shall be serial preferred stock.  The shares may  be  issued  from  time to time as approved by the Board  of  Directors without  further approval of the shareholders, except as otherwise provided in this Article IV or to the extent that such approval is required by North
Carolina  law.  The consideration for the issuance of the shares  shall  be paid in full before their issuance and shall not be less than the par value per share, or if designated as no par value, the stated value as determined by  the  Board of Directors.  Neither promissory notes nor future  services shall constitute payment or part payment for the issuance of shares of  the
Corporation.  The consideration for the shares shall be cash,  tangible  or
intangible  property,  labor  or  services  actually  performed   for   the
Corporation or any combination of the foregoing.  In the absence of  actual fraud  in  the transaction, the value of such property, labor or  services, shall be conclusive.  Upon payment of such consideration, such shares shall be  deemed  to  be fully paid and nonassessable.  In the case  of  a  stock dividend,  that part of the surplus of the Corporation which is transferred to  stated capital upon the issuance of shares as a stock dividend shall be deemed to be the consideration for their issuance.

      A description of the different classes and series (if any) of the Corporation's capital stock and a statement of the designations, relative rights, preferences and limitations of the shares of each class and series of capital stock are as follows:

           A. Common Stock. Except as provided in this Article IV (or in any supplementary sections hereto), the holders of the common stock exclusively shall possess all voting power. Each holder of shares of common stock shall be entitled to one (1) vote for each share held by such holder.

                Whenever there shall have been paid, or declared and set aside for payment, to the holders of the outstanding shares of any class of stock having preference over the common stock as to the payment of dividends, the full amount of dividends and of sinking fund or retirement fund or other retirement payments, if any, to which such holders are respectively entitled in preference to the common stock, then dividends may be paid on the common stock and on any class or series of stock entitled to participate therewith as to dividends out of any assets legally available for the payment of dividends.

                In the event of any liquidation, dissolution or winding  up of the affairs of the Corporation, the holders of the common stock (and the holders  of any class or series of stock entitled to participate  with  the common  stock in the distribution of assets) shall be entitled to  receive,
in   cash  or  in  kind,  the  assets  of  the  Corporation  available  for distribution  remaining after (i) payment or provision for payment  of  the
Corporation's  debts and liabilities, and (ii) distributions  or  provision for  distributions  to  holders of any class  or  series  of  stock  having preference over the common stock in the liquidation, dissolution or winding up  of  the  affairs of the Corporation.  Each share of common stock  shall have  the  same relative rights as, and be identical in all respects  with, all other shares of common stock.



            B.     Preferred  Stock.   The  Corporation  may   provide   in
supplementary sections to these Articles of Incorporation for one  or  more classes  of  preferred stock, each of which shall be separately identified.
The shares of any class may be divided into and issued in series, with each series  separately designated so as to distinguish the shares thereof  from the shares of all other series and classes.  The terms of each series shall be  set  forth in a supplementary section to the Articles of Incorporation.
All  shares of the same class shall be identical except as to the following designations,  relative rights, preferences and limitations,  as  to  which there may be variations between different series:

                (1) The distinctive serial designation and the number of shares constituting such series;

                (2) The dividend rates or the amount of dividends to be paid on the shares of such series, whether dividends shall be cumulative and, if so, from which date or dates, the payment date or dates for dividends and the participating or other special rights, if any, with respect to dividends;

                (3) The voting powers, full or limited, if any, of shares of such series;

                (4) Whether the shares of such series shall be redeemable and, if so, the price or prices at which, and the terms and conditions on which, such shares may be redeemed;

                (5) The amount or amounts payable upon the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation;

                (6) Whether the shares of such series shall be entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of such shares, and if so entitled, the amount of such fund and the manner of its application, including the price or prices at which such shares may be redeemed or purchased through the application of such fund;

                (7) Whether the shares of such series shall be convertible into, or exchangeable for, shares of any other class or classes of stock of the Corporation and, if so, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made and any other terms and conditions of such conversion or exchange;

                (8) The price or other consideration for which the shares of such series shall be issued; and,

                (9) Whether the shares of such series which are redeemed or converted shall have the status of authorized but unissued shares of serial preferred stock and whether such shares may be reissued as shares of the same or any other series of serial preferred stock.

           Each share of each series of serial preferred stock shall have the same designations, relative rights, preferences and limitations as, and be identical in all respects with, all the other shares of the same series.

           The directors shall have authority to divide, by the adoption of supplementary sections to these Articles of Incorporation, any authorized class or preferred stock into series and, within the limitations set forth in this Article IV or otherwise in these Articles of Incorporation, to fix



and   determine   the  designations,  relative  rights,   preferences   and
limitations of the shares of any series so established.

           Prior to the issuance of any preferred shares of a series established by a supplementary section to the Articles of Incorporation adopted by the directors, the Corporation shall file with the North
Carolina Secretary of State a dated copy of that supplementary section of these Articles of Incorporation establishing and designating the series and fixing and determining the designations, relative rights, preferences and limitations thereof.


                                                                  Exhibit B
                                                                  ---------
                                Proposal 2
                                ----------
      RESOLVED, that the Board of Directors hereby proposes and adopts  the following  amendment to the Articles of Incorporation of  the  Corporation,
subject to the approval of the shareholders of the 1997 Annual Meeting,  by adding a new Article XIV which shall read in its entirety as follows:

                                ARTICLE XIV

      Any  person  serving as a director of this Corporation  may  only  be removed  for "cause" by the shareholders represented by a majority  of  all
shares  entitled  to  vote  at  an  annual  or  special  meeting  of   this
Corporation.  The term "cause" for the purposes of this Section shall  mean
(i)  the  criminal  prosecution and conviction during  the  course  of  the director's  service as a director of this Corporation of an act  of  fraud, embezzlement,  theft or personal dishonesty (excepting  minor  traffic  and similar  violations  in the nature of a misdemeanor  under  North  Carolina law); (ii) the prosecution and conviction of any criminal offense involving dishonesty  or  breach of trust described in the Federal Deposit  Insurance
Act,  as  amended,  or any successor federal statute that would  disqualify such  director from serving as a director of the Corporation or any of  its wholly  owned depository institution subsidiaries; (iii) the occurrence  of any  event resulting in a director being excluded from coverage, or  having coverage  limited  as  to  the  director when  compared  to  other  covered directors,  under  any  of the Corporation's fidelity  bonds  or  insurance policies  covering  its  directors, officers or  employees;  or  (iv)  such director  being  absent without excuse from 25% of the Board  of  Directors meetings held during any 12 consecutive month period.


                                                                  Exhibit C
                                                                  ---------

      RESOLVED, that the Board of Directors hereby adopts the following amendments to the bylaws of the Corporation, such amendments being adopted, upon advice of counsel, to modernize and streamline the bylaws of the Corporation without the necessity of shareholder approval:

                                 ARTICLE II

      Section 4. Special Meetings. Shall be amended in its entirety to read as follows: "Special meetings of the shareholders may be called at any time by the Chairman, any Vice Chairman, President, Secretary or by the Board of Directors of the Corporation."



      Section 9. Informal Action by Shareholders. Shall be amended by eliminating Section 9 in its entirety and Section 10 shall be renumbered as
Section 9.

                                ARTICLE III

                            NOMINATING COMMITTEE

      Article III shall be amended by adding new Sections 11 and 12 to read as follows:

            Section  11.   Nominating  Committee.   Only  persons  who  are
nominated in accordance with the provisions set forth in these bylaws shall be  eligible to be elected as directors at an annual or special meeting  of shareholders.  Nomination for election to the Board of Directors  shall  be made  by  or  at  the direction of the Board of Directors or  a  Nominating
Committee  appointed by the Board of Directors.  Such Nominating  Committee
shall  meet  at  the request of the President at least annually  and  shall include at least three (3) directors.

           Nomination for election of any person to the Board of Directors may also be made by a shareholder entitled to vote on such election if written notice of the nomination of such person shall have been delivered to the Secretary of the Corporation at the principal office of the Corporation not less than 60 days nor more than 90 days prior to any annual or special meeting called for the purpose of electing directors; provided, however, that if less than 70 days' notice or prior public disclosure of the date of such meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of such meeting or such public disclosure was made. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination; (b) a representation that such shareholder is a holder of record of shares of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) as to each person to be nominated (i) such person's name and address, employment history for the past five years, affiliations, if any, with the Corporation and other corporations, the class and number of shares of the Corporation that are owned of record or beneficially by such person and information concerning any transactions in such shares within the prior 60 days, whether such person has been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) within the past five years and the details thereof, whether such person has been a party to any proceeding or subject to any judgment, decree or final order with respect to violations of federal or state securities laws within the past five years and the details thereof, and the details of any contract, arrangement, understanding or relationships with any person with respect to any securities of the Corporation, (ii) such person's written consent to being named as a nominee and to serving as a director if elected, and (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder. The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

           Section  12.   Retirement Policy for Directors.   Each  director
shall  retire at the regularly scheduled meeting of shareholders  following his  attainment of the age of 70 years whether or not such director's  term as a director has expired.



                             GUARANTY STATE BANCORP
              PROXY SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS
                           OF GUARANTY STATE BANCORP

The undersigned, revoking all prior proxies, hereby appoints Robert F. Baker, E.
Spurgeon Booth, Jr. and N. Wayne Campbell, or any of them, with full power of substitution, attorneys-in-fact and proxies to appear and vote, as indicated below, all of the true and lawful shares of Common Stock of Guaranty State
Bancorp (the "Corporation") that the undersigned would be entitled to vote at the annual meeting of shareholders to be held at 2:00 p.m. on May 1, 1997, at the Omni Durham Hotel and Convention Center, 201 Foster Street, Durham, North
Carolina, and at any and all adjournments thereof, as follows:


1.   AMENDMENT OF ARTICLE IV OF THE ARTICLES OF INCORPORATION TO PROVIDE FOR
     COMMON AND PREFERRED STOCK.

The amendment in its entirety of Article IV of the Articles of Incorporation of the Corporation to increase the number of authorized shares from 2,500,000 shares of common stock to 4,000,000, and to authorize the issuance of up to 1,000,000 shares of serial preferred stock which may be issued from time to time by the Board of Directors.

[ ]  FOR

[ ]  AGAINST

[ ]  ABSTAIN



2.   AMENDMENT OF THE ARTICLES OF INCORPORATION TO PROVIDE FOR REMOVAL OF
     DIRECTORS ONLY FOR "CAUSE".

To provide for a new Article XIV to the Articles of Incorporation whereby directors may only be removed for "cause".

[ ]  FOR

[ ]  AGAINST

[ ]  ABSTAIN


3.   ELECTION OF DIRECTORS.

The election to the Board of Directors of the following three nominees of the Board of Directors of the Corporation, all of whom have consented to being nominated and all of whom will serve, if elected, for a term of three years or until his successor is duly elected.

     Susan C. Ross

     Charles J. Stewart

     David W. Wiggins

[ ]  FOR the nominees listed as a group.

[ ]  FOR the nominees listed except as marked to the contrary.

[ ] WITHHOLD AUTHORITY to vote for the nominees listed as a group.

(INSTRUCTION:  TO WITHHOLD AUTHORITY TO VOTE FOR ANY INDIVIDUAL NOMINEE, STRIKE
A LINE THROUGH THE NOMINEE'S NAME.)



4.   RATIFICATION OF SELECTION OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

The ratification of the selection by the Board of Directors of Coopers &
Lybrand, L.L.P. as the Corporation's independent certified public accountants to audit its accounts and financial statements for the fiscal year ending December
31, 1997.

[ ]  FOR

[ ]  AGAINST

[ ]  ABSTAIN



5.   OTHER BUSINESS.

In their discretion the proxies are authorized to vote upon such other business as may properly come before the meeting.

THE SHARES REPRESENTED HEREBY WILL BE VOTED IN ACCORDANCE WITH THE INSTRUCTIONS
MARKED HEREIN.  IF INSTRUCTIONS ARE NOT INCLUDED HEREIN, THIS PROXY WILL BE
VOTED FOR PROPOSALS 1, 2 AND 4 AND FOR THE ELECTION OF EACH OF THE NOMINEES FOR
DIRECTOR AS LISTED IN PROPOSAL 3 BY CASTING AN EQUAL NUMBER OF VOTES FOR EACH
SUCH NOMINEE.  IF, AT OR BEFORE THE TIME OF THE MEETING, ANY NOMINEE LISTED IN
PARAGRAPH 3 BECOME UNAVAILABLE FOR ANY REASON, THE PROXIES ARE AUTHORIZED TO
VOTE FOR A SUBSTITUTE NOMINEE.


Please sign exactly as your name appears on your stock certificate(s). If the holder is a corporation or partnership, please sign its name and add your own name and title. When signing as attorney, executor, administrator, trustee or guardian, please also give your full title. If shares are held jointly, EACH holder should sign. Persons signing in any capacity other than as an individual should give full title and authority.

The undersigned hereby further acknowledges receipt of the Notice of Annual
Meeting of Shareholders, dated March 26, 1997, and the Proxy Statement furnished therewith.



Sign: _________________________________________________________


Sign: _________________________________________________________


Please type or print

Name:  ________________________________________________________

Date:  ________________________________________________________


IMPORTANT: Please MARK, SIGN AND DATE this Proxy and return it promptly in the enclosed envelope. No postage is required if mailed in the United States.




