Form 10QSB
period 1997-03-31
GUARANTY STATE BANCORP
filed 1997-05-14
CIK 900342

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT T0 SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  or the quarterly period ended March 31, 1997

                        Commission File Number - 33-60742


                             GUARANTY STATE BANCORP
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


         North Carolina                                   56-1816641
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization


                              302 West Main Street
                          Durham, North Carolina 27701
                          ----------------------------
                    (Address of principal executive offices)


                            Telephone: (919) 688-9361
                            -------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [ X ]   No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                  881,553
         ------------                      -----------------------------
             Class                         Outstanding at March 31, 1997

                         PART I - FINANCIAL INFORMATION


Item 1.      Consolidated Financial Statements

             The Statements of Financial Condition, Results of Operations and Cash Flows have been included as Attachments to this report.

             (1)   Balance Sheets                              page 3
             (2)   Statements of Income                        page 4
             (3)   Consolidated Statement of Cash Flow         page 5
             (4)   Statement of Changes in
                       Capital Accounts                        page 6
             (5)   Loan Loss Reserve Analysis                  page 7
             (6)   Nonperforming Assets                        page 7
             (7)   Financial Ratios                            page 7
             (8)   Net Yield and Rate/Volume Analysis          page 8 - 9
             (9)   Notes to Consolidated
                       Financial Statements                    page 10 - 11

Item 2.      Management Discussion and Analysis                page 12
             and Results of Operations

                             GUARANTY STATE BANCORP

CONSOLIDATED BALANCE SHEETS
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------

                                                      3-31          3-31            12-31
                                                      1997          1996            1996
                                                    Unaudited     Unaudited        Audited
                                                    ---------     ---------        -------
          ASSETS
Cash and due from banks                            $3,241,394      $2,554,327      $2,445,899
Federal funds sold                                  1,596,000       2,490,000       3,744,000
Investment securities available for sale           20,467,006      20,889,298      22,404,514
Loans held for sale                                   643,100         338,000         354,600
Loans:                                             69,098,391      63,808,642      65,151,672
  Less allowance for possible loan losses           1,074,155       1,162,066       1,073,274
                                                  -----------     -----------     -----------
    Net loans                                      68,024,236      62,646,576      64,078,398
Federal Home Loan Bank of Atlanta stock               309,200         305,500         270,600
Premises and equipment                              2,400,727       1,785,815       2,155,017
Interest receivable                                   684,467         748,201         700,199
Other assets                                          580,681         546,997         406,769
                                                  -----------     -----------     -----------
    Total assets                                  $97,946,811     $92,304,714     $96,559,996
                                                  ===========     ===========     ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                      $12,006,040     $11,078,190     $10,232,604
  Interest-bearing demand                           3,570,855       4,017,388       5,221,254
  Savings                                          25,576,749      22,942,848      25,662,273
  Large denomination certificates of deposit       13,171,509      12,641,512      12,523,084
  Other time                                       29,463,853      27,207,329      29,954,367
                                                  -----------     -----------     -----------
     Total deposits                                83,789,006      77,887,267      83,593,582
Federal Home Loan Bank of Atlanta
  short-term borrow                                 2,800,000       3,800,000       1,800,000
Interest payable                                      534,879         538,063         542,766
Other liabilities                                     268,616         262,111         174,092
                                                  -----------     -----------     -----------
     Total liabilities                             87,392,501      82,487,441      86,110,440
Shareholders' Equity:
  Common stock: $1.00 par value, 2,500,000
  shares authorized; 881,553, 880,053 and
  872,912 shares issued and outstanding on
  3/31/97, 12/31/96 and 3/31/96, respectively         881,553         872,912         880,053
  Surplus                                           4,736,039       4,672,814       4,722,289
  Undivided profits                                 4,940,860       4,193,065       4,772,831
Net unrealized gain (loss) investment securities,      (4,142)         78,482          74,383
                                                  -----------     -----------     -----------
     Total shareholders' equity                    10,554,310       9,817,273      10,449,556
                                                  -----------     -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $97,946,811     $92,304,714     $96,559,996
                                                  ===========     ===========     ===========

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
Guaranty State Bancorp and Subsidiary
                                                      THREE MONTHS ENDED
                                                        ENDED MARCH 31
                                                      1997         1996
                                                    --------     --------
Interest income:

  Loans and fees on loans                         $1,502,069   $1,463,359
  Federal funds sold                                  36,044       17,037
  Investment securities, taxable                     276,383      223,782
  Investment securities, non-taxable                  44,567       46,755
                                                  ----------   ----------
    Total interest income                          1,859,063    1,750,933
                                                  ----------   ----------
Interest Expense:
  Large denomination certificates of deposit         182,398      181,824
  Other deposits                                     685,739      588,688
  Other interest expense                              27,619       42,036
                                                  ----------   ----------
    Total interest expense                           895,756      812,548
                                                  ----------   ----------
    Net interest income                              963,307      938,385
Provision for loan losses                             47,442       34,152
                                                  ----------   ----------
    Net interest income after
      provision for loan losses                      915,865      904,233
Other income:
  Service charges on deposit accounts                 63,347       54,876
  Other service charges, commissions and fees         31,874       42,127
  Profit (loss) from sale of securities               14,709            -
  Other operating income                              13,599        9,008
                                                  ----------   ----------
     Total other income                              123,529      106,011
Other expense:
  Salaries                                           327,385      303,978
  Employee benefits                                   66,789       57,360
  Occupancy expense                                   84,334       70,815
  Equipment and fixture expense                       29,584       32,451
  Other operating expense                            170,166      141,019
                                                  ----------   ----------
     Total other expense                             678,258      605,623
                                                  ----------   ----------
      Income before income taxes                     361,136      404,621
Income taxes                                         113,769      132,495
                                                  ----------   ----------
      Net income                                  $  247,367   $  272,126
                                                  ==========   ==========
*Net income per share primary and fully diluted   $     0.27   $     0.30
                                                  ==========   ==========
Cash divdends per share                           $     0.09   $     0.08
                                                  ==========   ==========
Book value per share                              $    11.97   $    11.25
                                                  ==========   ==========

*Earnings per share are based on weighted average number of shares outstanding for the applicable period.

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Guaranty State Bancorp and Subsidiary

                                                   THREE MONTHS ENDED
                                                  MARCH 31    MARCH 31
                                                    1997        1996
                                                  --------    --------
Cash flows from operating activities:
 Net income                                       $247,367    $272,126
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                    38,100      32,789
   Amortization of premiums on investment
    securities net of accretion discount             2,155      12,054
    Provision for deferred taxes                   (17,636)     (3,178)
   Realized loss (gain) on sale of securities       14,709           0
  Provision for loan losses                         47,442      34,152
 Changes in assets and liabilities:
   Interest receivable                              15,732    (104,144)
   Other assets                                   (173,912)   (294,125)
   Interest payable                                 (7,887)    (65,493)
   Other liabilities                                94,524     105,815
                                                ----------  ----------
    Net cash (used in) provided by operating
     activities                                    260,594     (10,004)
                                                ----------  ----------
Cash flows from investing activities:
 Proceeds from maturity of investment
  securities                                     2,354,040   2,097,963
 Purchase of investment securities                (586,081) (4,519,313)
 Net decrease (increase) in loans               (4,234,338) (4,697,369)
 Capital expenditures                             (283,810)    (64,317)
                                                ----------  ----------
  Net cash (used)/provided by investing
   activities                                   (2,750,189) (7,183,036)
                                                ----------  ----------

Cash flows from financing activities:
 Net increase (decrease) in deposits               195,424   5,263,884
 Proceeds from exercise of stock options            15,250      12,500
 Dividends paid                                    (79,340)    (69,833)
 Proceeds from borrowed funds                    2,800,000   3,800,000
 Repayment of borrowed funds                    (1,800,000)          -
                                                ----------  ----------
   Net cash (used)/provided by financing
    activities                                   1,131,334   9,006,551
                                                ----------  ----------
   Net increase (decrease) in cash and
    and cash equivalents                        (1,358,261)  1,813,511

Cash and cash equivalents at beginning
 of period                                       6,189,899   3,230,816
                                                ----------  ----------
Cash and cash equivalents at end of period      $4,837,394  $5,044,327
                                                ==========  ==========

                             GUARANTY STATE BANCORP

         CONSOLIDATED
STATEMENT OF CHANGES IN EQUITY CAPITAL
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------
For the year ended December 31, 1996

                                                                                     Unrealized
                                                                                    Gain/(losses)
                                     Common Stock                                    Securities         Total
                               --------------------------              Undivided      Available     Stockholders'
                                 Shares       Amount      Surplus       Profits        for Sale        Equity
                               -----------  -----------  -----------  -----------  ---------------  -----------
BALANCE JANUARY 1, 1996           880,053     $880,053   $4,722,289   $4,772,831          $74,385   $10,449,558
  Exercise of stock options         1,500        1,500       13,750            -                -        15,250
  Net income                                         -            -      247,367                -       247,367
  Cash dividends                                     -            -      (79,340)               -       (79,340)
  Change in unrealized gain (loss)
   on investment securities held
   for sale net of income taxes                      -            -            -          (78,525)      (78,525)
                               -----------  -----------  -----------  -----------    ------------   -----------
BALANCE SEPTEMBER 30, 1996        881,553     $881,553   $4,736,039   $4,940,858          ($4,140)  $10,554,310
                               ===========  ===========  ===========  ===========    ============   ===========

Guaranty State Bancorp

RESERVE FOR LOAN LOSSESS
The following is an analysis of the reserve for loan losses as of the periods indicated:

                                                     THREE MONTHS
                                                    ENDED MARCH 31
                                             1997                    1996
                                        -------------           -------------
Balance, beginning                         $1,073,274              $1,102,709
  Provision charged against income             47,442                  34,152
  Recoveries                                    4,489                  27,996
  Losses charged off                          (51,050)                 (2,791)
                                        -------------           -------------
Balance, ending                            $1,074,155              $1,162,066
                                        =============           =============


--------------------------------------------------------------------------------
Analysis of Nonperforming Assets

Nonperforming assets consist of nonaccruing loans, foreclosed assets and loans which are 90 days or more past due but are still accruing interest. The table below provides a summary of nonperforming assets and contractually past due loans at the end of March, 1997
                                                             At March 31, 1997
                                                                   $000's
                                                              ---------------
Accruing loans past due 90 days or more                           $     2,103
Nonaccrual loans                                                          153
                                                              ---------------

Total                                                             $     2,256
                                                              ===============

--------------------------------------------------------------------------------

Key Finacial Ratios Annualized as of March 31, 1997:
   (computed on average balances)
Return on equity                         9.36%
Return on assets                         1.03%
Equity to assets                        11.01%

             Net Interest Income and Average Balances (Annualized)

MONTH
As of March 31 Annualized

                                                                      1997                                     1996
                                                   ------------------------------------       ---------------------------------
                                                                    Interest                                 Interest
                                                       Average       Income/     Yield/          Average      Income/    Yield/
                                                       Balance      (Expense)    (Cost)          Balance     (Expense)   (Cost)
                                                       -------      ---------    ------          -------     ---------   ------
Interest earning assets:
  Taxable investment securities (1)                 $18,535,123    $1,135,794     6.13%       $14,964,593     $938,486    6.27%
  Nontaxable investment securities (1)                3,016,563       290,433     9.63%         3,464,468      304,692    8.79%
  Federal Home Loan Bank Stock                          285,542        22,216     7.78%           287,706       17,375    6.04%
  Federal Funds sold and securities
   purchased with agreements to resell                2,592,097       146,174     5.64%         1,365,119       68,148    4.99%
  Loans and fees on loans (2)                        66,612,420     6,088,537     9.14%        62,384,922    5,853,436    9.38%
                                                    -----------     ---------                 -----------    ---------
   Total interest earning assets                     91,041,745     7,683,155                  82,466,808    7,182,136
                                                    -----------     ---------                 -----------    ---------
   Average yield on interest earning assets                                       8.44%                                   8.71%

Noninterest earning assets:
  Cash and due from banks                             2,365,298                                 2,019,305
  Premises and equipment                              2,226,079                                 1,687,898
  Allowance for loan losses                          (1,088,774)                               (1,130,728)
  Interest receivable and other                       1,455,688                                 1,197,925
                                                    -----------                               -----------
   Total noninterest earning assets                   4,958,291                                 3,774,400
                                                    -----------                               -----------
    Total assets                                    $96,000,036                               $86,241,208
                                                    ===========                               ===========

Interest bearing liabilities:
  Demand deposits                                   $ 3,987,581      $ 68,750     1.72%       $ 3,852,443     $ 78,416    2.04%
  Savings deposits                                   25,577,235     1,022,560     4.00%        20,265,515      734,004    3.62%
  Time deposits                                      42,268,205     2,429,468     5.75%        38,956,499    2,236,684    5.74%
  FHLB Borrowings                                     1,929,032       110,476     5.73%         2,956,395      168,144    5.69%
                                                    -----------     ---------                 -----------    ---------
   Total interest bearing liabilities                73,762,053     3,631,254                  66,030,852    3,217,248
                                                    -----------     ---------                 -----------    ---------
   Average cost on interest bearing liabilities                                   4.92%                                   4.87%

Noninterest bearing liabilities:
  Demand deposits                                    10,904,871                                 9,629,570
  Interest payable and other                            761,267                                   763,802
                                                    -----------                               -----------
   Total noninterest bearing liabilities             11,666,138                                10,393,372
                                                    -----------                               -----------
    Total liabilities                                85,428,191                                76,424,224
                                                    -----------                               -----------
Stockholders' equity                                 10,571,845                                 9,816,984
                                                    -----------                               -----------
    Total liabilities and stockholders' equity      $96,000,036                               $86,241,208
                                                    ===========                               ===========
   Net interest income                                             $4,051,901                               $3,964,888
                                                                   ==========                               ==========

   Net yield on interest earning assets (margin)                                  4.45%                                   4.81%
   Interest rate spread (earning asset yield minus
    interest-bearing liability rate)                                              3.52%                                   3.84%

(1) Tax exempt income on investments and the related yield are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.
(2) For purposes of calculating loan yield, average loan balances include nonaccrual loans and are net of allowance for loan losses.

                                  Rate Volume

                                              Rate/Volume Variance Analysis

As of March 31, annualized                                  1997 Compared to 1996
                                              ---------------------------------------------------

                                                                        Variance Attributable To
                                                  Interest            ---------------------------
                                               Income/Expense
                                                  Variance              Rate               Volume
                                              ---------------------------------------------------

Interest earning assets:
  Taxable investment securities                   $ 197,308          $ (21,487)         $ 218,795
  Nontaxable investment securities                  (14,259)            28,865            (43,124)
  Federal Home Loan Bank stock                        4,841              5,009               (168)
  Federal Funds sold and securities
   purchased with agreements to resell               78,026              8,834             69,192
  Loans                                             235,101           (151,302)           386,404
                                                  ---------          ---------          ---------
      Total                                         501,018           (130,080)           631,098
                                                  ---------          ---------          ---------
Interest bearing liabilities:
  Demand deposits                                    (9,666)           (11,996)             2,330
  Savings deposits                                  288,556             76,197            212,359
  Time deposits                                     192,784              2,436            190,348
  Federal Home Loan Bank borrowings                 (57,668)             1,169            (58,837)
                                                  ---------          ---------          ---------
      Total                                         414,006             67,806            346,200
                                                  ---------          ---------          ---------
      Net interest income                         $  87,012          ($197,886)         $ 284,898
                                                  =========          ==========         =========

(1) Tax exempt income on investments and the related yield are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.
(2) For purposes of calculating loan yield, average loan balances include nonaccrual loans and are net of allowance for loan losses

                      GUARANTY STATE BANCORP AND SUBSIDIARY

                    Notes to Consolidated Financial Statement


1. These financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include information of footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows inconformity with generally accepted accounting principles. However, all adjustments which are in the opinion of management necessary for a fair presentation have been included. All adjustments are of a normal recurring nature.

     The accounting and reporting policies of Guaranty State Bancorp ("GSB" or the "Corporation") follow generally accepted accounting principles and general practices within the financial services industry. The consolidated financial statements of GSB, a bank holding company incorporated under the laws of the State of North Carolina, include the accounts of Guaranty State Bank ("the Bank"), its wholly owned subsidiary. All significant intercompany transactions have been eliminated.

                      GUARANTY STATE BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                                  (Continued)

Note 2: Earnings Per Share

Guaranty State Bancorp will adopt  Statement of Financial  Accounting  Standards
(SFAS) No. 128, Earnings Per Share on December 31, 1997. SFAS No. 128 requires the Corporation to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No.128.

If the Corporation adopted SFAS No. 128 for the period ended March 31, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:

                                                         Three Months
                                                        Ended March 31
                                                      ------------------
                                                      1997          1996
                                                      -----         ----
Basic income per common share:
------------------------------
   Net income                                       $247,367      $272,126

      Weighted average common shares
       outstanding:                                  880,503       871,706

Basic income per common share                       $   0.28      $   0.31
                                                    ========      ========

Diluted income per common share:
--------------------------------

   Net income                                       $247,367      $272,126

   Weighted average shares:
   ------------------------

     Common shares outstanding                       880,503       871,706
     Dilutive effect of stock options                 49,572        36,022
                                                    --------      --------
     Total shares                                    930,075       907,728

Diluted income per common share                     $   0.27      $   0.30
                                                    ========      ========

    Item 2. Managements' Discussion and Analaysis and Results of Operations

Guaranty State Bancorp's net income for the first quarter of 1997 was $247,367 and fully diluted earnings per share were $.27. For the three months ended March 31, 1996, net income totaled $272,126 and fully diluted earnings per share were $.30. Management anticipated a decline in net income for this quarter when the 1997 budget plan was prepared. The new branch office and the management reorganization, which was outlined in the Annual Report to Shareholders, increased operating expenses notably in the first quarter.

For the three month period ending March 31, 1997, the Corporation incurred over $18,000 in land lease, salary and advertising expenses associated with the new RTP branch office. Guaranty opened this office on April 7, 1997, and believes the growth potential in this area of the market to be excellent. Noninterest expenses unrelated to the new branch increased 9.0% in the first quarter of 1997 compared to 1996. The increase resulted primarily from higher personnel costs due to the recent reorganization of staff responsibilities. Another factor affecting earnings was an $11,000 decrease in noninterest fee income from mortgage loans sold to correspondents. Annualized return on average equity and assets at 9.36% and 1.03%, respectively, were not as strong as in recent quarters because of these items.

Net interest income increased by 1.3% from March 31, 1996, to March 31, 1997, due to the growth in earning assets. At the same time, the taxable equivalent interest margin decreased to 4.45% for three months annualized in 1997, compared to 4.81% for the first quarter last year. Management projected a decrease in interest margin as a result of the local competitive market which requires aggressive pricing for quality business development. Guaranty offers very attractive products, such as the MaxSavings deposit account and the one-closing construction/permanent mortgage loan, that enable us to attract new customer relationships on a continuing basis.

Total assets were $97.9 million at March 31, 1997, an increase of 6.1% over March 31, 1996. Loans outstanding grew to $69.1 million, for a growth rate of 8.3%. Deposits were $83.8 million at the end of March, compared to $77.9 million last year, an increase of 7.6%.

On April 1, 1997, Guaranty State Bancorp paid shareholders of record as of March 14, 1997, a quarterly dividend of $.09 per share, a 12.5% increase over the first quarter dividend declared in 1996.

With its strong capital base and now with five convenient locations in Durham, the management at Guaranty believe the bank is well-positioned for quality growth in an excellent market.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          There are no material pending legal proceedings involving the Corporation.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission  of Matters to a Vote of  Security  Holders
          The following items were submitted to a vote of security holders through solicitation of proxies for the regular annual meeting of shareholders which was held on May 1, 1997.
          1. The amendment in its entirety of Article IV of the Articles of Incorporation to increase the number of authorized shares from 2,500,000 shares of common stock to 4,000,000, and to authorize the issuance of up to 1,000,000 shares of serial preferred stock, which may be issued from time to time by the Board of Directors.

                  Votes For 535,409     Votes Against 144,555
                            -------                   -------

          2. To provide for a new Article XIV to the Articles of Incorporation whereby directors may be removed only for "cause".

                  Votes For 652,415     Votes Against  20,187
                            -------                    ------

          3. Election of Directors for a three-year term ending 2000.

                                              Votes For    Votes Against
                                              ---------    -------------
                a.   Susan C. Ross             765,883             60
                b.   David W. Wiggins          765,883             60
                c.   Charles J. Stewart        638,708        120,056

          4. Ratification of Coopers & Lybrand, L.L.P., independent public accountants to audit the Corporation's books for fiscal 1997.

                     Votes For        Votes Against         Abstain
                     ---------        -------------         -------
                      770,108             2,467              5,225

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

                                    Guaranty State Bancorp


Date: May 6, 1997                   By:_______________________________
      -----------                        Charles J. Stewart
                                         President and CEO

Date: May 6, 1997                   By:_______________________________
      -----------                        Jean R. Turner
                                         Senior Vice President