Form 10QSB
period 1997-06-30
GUARANTY STATE BANCORP
filed 1997-08-12
CIK 900342

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT T0 SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   or the quarterly period ended June 30, 1997
                                                 -------------

                        Commission File Number - 33-60742


                             GUARANTY STATE BANCORP
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


                                Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                886,653
         ------------                     ----------------------------
             Class                        Outstanding at June 30, 1997

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

Item 2.           Management Discussion and Analysis                page 12
                  and Results of Operations


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                 page 13

Item 2.           Changes in Securities                             page 13

Item 3.           Defaults Upon Senior Securities                   page 13

Item 4.           Submission of Matters to a Vote
                  of Security Holders                               page 13

Item 5.           Other Information                                 page 13

Item 6.           Exhibits and Reports on Form 8-K                  page 13



Signatures                                                          page 14

                             GUARANTY STATE BANCORP

CONSOLIDATED BALANCE SHEETS
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------

                                                                     6-30           6-30          12-31
                                                                     1997           1996           1996
                                                                  Unaudited      Unaudited       Audited
                                                                -------------  ------------   ------------

          ASSETS
Cash and due from banks                                         $  2,803,076   $  3,453,820   $  2,445,899
Federal funds sold                                                 3,266,000      1,692,000      3,744,000
Investment securities available for sale                          19,387,331     21,173,497     22,404,514
Loans held for sale                                                  799,200        940,100        354,600
Loans:                                                            72,776,634     65,773,500     65,151,672
  Less allowance for possible loan losses                          1,120,275      1,195,472      1,073,274
                                                                ------------   ------------   ------------
    Net loans                                                     72,455,559     65,518,128     64,432,998
Federal Home Loan Bank of Atlanta stock                              309,200        305,500        270,600
Premises and equipment                                             2,471,405      1,768,309      2,155,017
Interest receivable                                                  706,401        716,645        700,199
Other assets                                                       1,070,671        448,515        406,769
                                                                ------------   ------------   ------------
    Total assets                                                $102,469,643   $ 95,076,414   $ 96,559,996
                                                                ============   ============   ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                    $ 12,183,169   $ 11,064,546   $ 10,232,604
  Interest-bearing demand                                          4,059,880      4,449,727      5,221,254
  Savings                                                         27,109,240     24,038,759     25,662,273
  Large denomination certificates of deposit                      13,826,037     12,911,293     12,523,084
  Other time                                                      30,818,004     27,970,600     29,954,367
                                                                ------------   ------------   ------------
     Total deposits                                               87,996,330     80,434,925     83,593,582
Federal Home Loan Bank of Atlanta short-term borrowings            2,800,000      3,800,000      1,800,000
Interest payable                                                     564,027        544,184        542,766
Other liabilities                                                    249,593        164,927        174,092
                                                                ------------   ------------   ------------
     Total liabilities                                            91,609,950     84,944,036     86,110,440
Shareholders' Equity:
  Common stock: $1.00 par value, 4,000,000 shares authorized;
   886,653, 880,053 and 878,275 shares issued and
   outstanding on 6/30/97, 12/31/96 and 6/30/96, respectively        886,653        878,275        880,053
  Surplus                                                          4,764,002      4,708,139      4,722,289
  Undivided profits                                                5,156,153      4,397,288      4,772,831
Net unrealized gain (loss) investment securities                      52,885        148,676         74,383
                                                                ------------   ------------   ------------
     Total shareholders' equity                                   10,859,693     10,132,378     10,449,556
                                                                ------------   ------------   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $102,469,643   $ 95,076,414   $ 96,559,996
                                                                ============   ============   ============

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------

                                                        THREE MONTHS            SIX MONTHS ENDED
                                                        ENDED JUNE 30             ENDED JUNE 30
                                                      1997         1996         1997         1996
Interest income:                                  ----------   ----------   ----------   ----------
  Loans and fees on loans                         $1,692,757   $1,517,908   $3,194,826   $2,981,267
  Federal funds sold                                  26,232       27,829       62,276       44,866
  Investment securities, taxable                     245,912      268,291      522,295      492,073
  Investment securities, non-taxable                  48,606       44,871       93,173       91,626
                                                  ----------   ----------   ----------   ----------
    Total interest income                          2,013,507    1,858,899    3,872,570    3,609,832
                                                  ----------   ----------   ----------   ----------
Interest Expense:
  Large denomination certificates of deposit         190,648      184,137      373,046      365,961
  Other deposits                                     731,962      643,903    1,417,701    1,232,591
  Other interest expense                              40,919       53,260       68,538       95,296
                                                  ----------   ----------   ----------   ----------
    Total interest expense                           963,529      881,300    1,859,285    1,693,848
                                                  ----------   ----------   ----------   ----------
    Net interest income                            1,049,978      977,599    2,013,285    1,915,984
Provision for loan losses                             42,558       36,228       90,000       70,380
                                                  ----------   ----------   ----------   ----------
    Net interest income after
      provision for loan losses                    1,007,420      941,371    1,923,285    1,845,604
Other income:
  Service charges on deposit accounts                 64,379       56,811      127,726      111,687
  Other service charges, commissions and fees         47,553       44,471       79,427       86,598
  Profit (loss) from sale of securities                 --           --         14,709         --
  Other operating income                              20,899       12,700       34,498       21,708
                                                  ----------   ----------   ----------   ----------
     Total other income                              132,831      113,982      256,360      219,993
Other expense:
  Salaries                                           338,285      312,911      665,670      616,889
  Employee benefits                                   65,381       58,686      132,170      116,046
  Occupancy expense                                   75,579       67,420      159,913      138,235
  Equipment and fixture expense                       33,452       30,537       63,036       62,988
  Other operating expense                            190,838      180,497      361,004      321,516
                                                  ----------   ----------   ----------   ----------
     Total other expense                             703,535      650,051    1,381,793    1,255,674
                                                  ----------   ----------   ----------   ----------
      Income before income taxes                     436,716      405,302      797,852      809,923
Income taxes                                         141,623      131,187      255,392      263,682
                                                  ----------   ----------   ----------   ----------
      Net income                                  $  295,093   $  274,115   $  542,460   $  546,241
                                                  ==========   ==========   ==========   ==========
*Net income per share primary and fully diluted   $     0.32   $     0.30   $     0.59   $     0.60
                                                  ==========   ==========   ==========   ==========
Cash dividends per share                          $     0.09   $     0.08   $     0.18   $     0.16
                                                  ==========   ==========   ==========   ==========
Book value per share                              $    12.25   $    11.54   $    12.25   $    11.54
                                                  ==========   ==========   ==========   ==========

* Earnings per share are based on weighted average number of shares outstanding for the applicable period.

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
Guaranty State Bancorp and Subsidiary

                                                                 SIX MONTHS ENDED
                                                             JUNE 30         JUNE 30
                                                               1997            1996
                                                           ------------    ------------
Cash flows from operating activities:
 Net income                                                $    542,460    $    546,241
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                                 79,776          76,756
   Amortization of premiums on investment
    securities net of accretion discount                          4,426          21,421
    Provision for deferred taxes                                    884          (3,178)
   Realized loss (gain) on sale of securities and assets        (14,709)           --
  Provision for loan losses                                      90,000          70,380
  Gain on sale of premises and equipment                         (7,000)           --
 Changes in assets and liabilities:
   Interest receivable                                           (6,202)        (72,588)
   Other assets                                                (664,561)       (135,651)
   Interest payable                                              21,261         (59,372)
   Other liabilities                                             75,501           8,631
                                                           ------------    ------------
    Net cash (used in) provided by operating
     activities                                                 121,836         452,640
                                                           ------------    ------------

Cash flows from investing activities:
 Proceeds from maturity of investment
  securities                                                  4,049,040       4,854,075
 Purchase of investment securities                           (1,102,589)     (7,566,879)
 Net decrease (increase) in loans                            (8,022,561)     (7,230,921)
 Capital expenditures                                          (458,472)       (118,917)
                                                           ------------    ------------
  Net cash (used)/provided by investing
   activities                                                (5,534,582)    (10,062,642)
                                                           ------------    ------------

Cash flows from financing activities:
 Net increase (decrease) in deposits                          4,402,748       7,811,542
 Proceeds from exercise of stock options                         48,313          53,188
 Dividends paid                                                (159,139)       (139,724)
 Proceeds from borrowed funds                                 2,800,000       3,800,000
 Repayment of borrowed funds                                 (1,800,000)           --
                                                           ------------    ------------
   Net cash (used)/provided by financing
    activities                                                5,291,922      11,525,006
                                                           ------------    ------------
   Net increase (decrease) in cash and
    and cash equivalents                                       (120,823)      1,915,004

Cash and cash equivalents at beginning
 of period                                                    6,189,899       3,230,816
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  6,069,076    $  5,145,820
                                                           ============    ============

GUARANTY STATE BANCORP

              CONSOLIDATED
STATEMENT OF CHANGES IN EQUITY CAPITAL
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------
For the six months ended June 30, 1997

                                                                                                       Unrealized
                                                 Common Stock                                        Gain/(losses)         Total
                                              ------------------                     Undivided         Securities      Stockholders'
                                              Shares      Amount       Surplus        Profits      Available for Sale      Equity
                                              -------    --------     ----------     ----------    ------------------   -----------
BALANCE JANUARY 1, 1997                       880,053    $880,053     $4,722,289     $4,772,831         $74,384         $10,449,557
  Exercise of stock options                     6,600       6,600         41,713            -               -                48,313
  Net income                                                  -              -          542,460             -               542,460
  Cash dividends                                              -              -         (159,139)            -              (159,139)
  Change in unrealized gain (loss) on
    investment securities held for sale
     net of income taxes                                      -              -              -           (21,498)            (21,498)
                                               -------   --------     ----------     ----------         -------         -----------
BALANCE JUNE 30, 1997                          886,653   $886,653     $4,764,002     $5,156,152         $52,886         $10,859,693
                                               =======   ========     ==========     ==========         =======         ===========

Guaranty State Bancorp


RESERVE FOR LOAN LOSSES
The following is an analysis of the reserve for loan losses as of the periods indicated:

                                            THREE MONTHS                   SIX  MONTHS
                                            ENDED JUNE 30                 ENDED JUNE 30
                                         1997           1996           1997           1996
                                     -----------    -----------    -----------    -----------
Balance, beginning                   $ 1,074,155    $ 1,162,066    $ 1,073,274    $ 1,102,709
  Provision charged against income        42,558         36,228         90,000         70,380
  Recoveries                               4,483          4,996          8,972         32,994
  Losses charged off                        (921)        (7,818)       (51,971)       (10,611)
                                     -----------    -----------    -----------    -----------
Balance, ending                      $ 1,120,275    $ 1,195,472    $ 1,120,275    $ 1,195,472
                                     ===========    ===========    ===========    ===========

Analysis of Nonperforming Assets

Nonperforming assets consist of nonaccruing loans, foreclosed assets and loans which are 90 days or more past due but are still accruing interest. The table below provides a summary of nonperforming assets and contractually past due loans at the end of June 1997:
                                                 At June 30, 1997
                                                       $000's

Accruing loans past due 90 days or more              $      36
Nonaccrual loans                                           112

Total                                                $     148

--------------------------------------------------------------------------------

Key Financial Ratios Annualized as of June 30, 1997:
       (computed on average balances)
Return on equity                                      10.28%
Return on assets                                       1.11%
Equity to assets                                      10.84%

             Net Interest Income And Average Balances (Annualized)

As of June 30 Annualized

                                                                        1997                                    1996
                                                      ------------------------------------    ------------------------------------
                                                                      Interest                                Interest
                                                        Average        Income/      Yield/      Average        Income/      Yield/
                                                        Balance       (Expense)     (Cost)      Balance       (Expense)     (Cost)
Interest earning assets:                              -----------    ----------     ------    -----------    ----------     ------
  Taxable investment securities (1)                   $17,440,813    $1,073,189      6.15%    $15,573,851    $1,012,273      6.50%
  Nontaxable investment securities (1)                  3,369,312       303,594      9.01%      3,750,183       298,550      7.96%
  Federal Home Loan Bank Stock                            292,390        20,982      7.18%        296,603        19,553      6.59%
  Federal Funds sold and securities
   purchased with agreements to resell                  2,307,173       125,584      5.44%      1,752,828        90,223      5.15%
  Loans and fees on loans (2)                          69,478,395     6,440,505      9.27%     63,999,290     5,993,863      9.37%
                                                      -----------    ----------               -----------    ----------
    Total interest earning assets                      92,888,083     7,963,855                85,372,755     7,414,462
                                                      -----------    ----------               -----------    ----------

    Average yield on interest earning assets                                         8.57%                                   8.68%

Noninterest earning assets:
  Cash and due from banks                               2,571,209                               2,142,118
  Premises and equipment                                2,302,619                               1,703,393
  Allowance for loan losses                            (1,094,947)                             (1,155,350)
  Interest receivable and other                         1,469,971                               1,435,903
    Total noninterest earning assets                    5,248,852                               4,126,064
                                                      -----------                             -----------
        Total assets                                  $98,136,935                             $89,498,819
                                                      ===========                             ===========

Interest bearing liabilities:
  Demand deposits                                     $ 3,955,165     $  65,113      1.65%     $3,937,920     $  80,405      2.04%
  Savings deposits                                     25,699,105     1,030,756      4.01%     21,695,618       830,339      3.83%
  Time deposits                                        43,546,032     2,515,306      5.78%     39,753,068     2,303,928      5.80%
  FHLB Borrowings                                       2,371,640       137,076      5.78%      3,378,198       188,498      5.58%
                                                      -----------    ----------               -----------    ----------
    Total interest bearing liabilities                 75,571,942     3,748,251                68,764,804     3,403,170
                                                      -----------    ----------               -----------    ----------
    Average cost on interest bearing liabilities                                     4.96%                                   4.95%

Noninterest bearing liabilities:
  Demand deposits                                      11,197,164                              10,087,870
  Interest payable and other                              769,903                                 754,260
                                                      -----------                             -----------
    Total noninterest bearing liabilities              11,967,067                              10,842,130
                                                      -----------                             -----------
        Total liabilities                              87,539,009                              79,606,934
                                                      -----------                             -----------
Stockholders' equity                                   10,641,185                               9,891,885
                                                      -----------                             -----------
        Total liabilities and stockholders'
          equity                                      $98,180,194                             $89,498,819
                                                      ===========                             ===========
      Net interest income                                            $4,215,604                              $4,011,292
                                                                     ==========                              ==========

      Net yield on interest earning assets (margin)                                  4.54%                                   4.70%
      Interest rate spread (earning asset yield
        minus interest-bearing liability rate)                                       3.61%                                   3.74%

(1) Tax exempt income on investments and the related yield are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.
(2) For purposes of calculating loan yield, average loan balances include nonaccrual loans.

                                  Rate Volume

                                                         TABLE 2
                                                         Rate/Volume Variance Analysis

As of June 30, annualized                                            1997 Compared to 1996
                                                         ----------------------------------------
                                                            Interest     Variance Attributable To
                                                         Income/Expense  ------------------------
                                                            Variance        Rate          Volume
                                                           ---------     ---------      ---------
Interest earning assets:
  Taxable investment securities                            $  60,916     $ (53,964)     $ 114,880
  Nontaxable investment securities                             5,044        39,363        (34,319)
  Federal Home Loan Bank stock                                 1,429         1,731           (302)
  Federal Funds sold and securities
   purchased with agreements to resell                        35,361         5,187         30,174
  Loans                                                      446,642       (61,260)       507,902
                                                           ---------     ---------      ---------
      Total                                                  549,393       (68,943)       618,335
                                                           ---------     ---------      ---------

Interest bearing liabilities:
  Demand deposits                                            (15,292)      (15,576)           284
  Savings deposits                                           200,417        39,843        160,574
  Time deposits                                              211,378        (7,711)       219,089
  Federal Home Loan Bank borrowings                          (51,422)        6,755        (58,177)
                                                           ---------     ---------      ---------
      Total                                                  345,081        23,310        321,770
                                                           ---------     ---------      ---------

      Net interest income                                  $ 204,312      ($92,253)      $296,565
                                                           =========     =========      =========

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

     The accounting and reporting policies of Guaranty State Bancorp ("GSB" or the "Corporation") follow generally accepted accounting principles and general practices within the financial services industry. The consolidated financial statements of GSB, a bank holding company incorporated under the laws of the State of North Carolina, include the accounts of Guaranty State Bank ("the Bank"), its wholly owned subsidiary. No significant intercompany transactions occurred in this reporting period.

                               Earnings Per Share

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

If the Corporation adopted SFAS No. 128 for the period ended June 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:

                                                               Six Months
                                                              Ended June 30
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
Basic income per common share:
------------------------------
   Net income                                            $542,460     $546,241

      Weighted average common shares
       outstanding:                                       881,790      874,769

Basic income per common share                            $   0.62     $   0.62
                                                         =====================

Diluted income per common share:
--------------------------------
   Net income                                            $542,460     $546,241

   Weighted average shares:
   ------------------------
     Common shares outstanding                            881,790      874,769
     Dilutive effect of stock options                      51,246       36,022
                                                         --------     --------
     Total shares                                         933,036      910,791

Diluted income per common share                          $   0.58     $   0.60
                                                         =====================

Item 2. MANAGEMENTS' DISCUSSION AND ANALAYSIS AND RESULTS OF OPERATIONS

     Increased earnings for the second quarter were recorded by Guaranty State Bancorp. For the quarter ended June 30, 1997, net income totaled $295,093, up 7.7% over $274,115 reported for the same period a year ago. Per share, the comparison was $.32 for the second quarter of 1997 versus $.30 for the second quarter of 1996, an increase of 6.7%. For the six month period, net income was $542,460. Compared to $546,241 in 1996.

     The second quarter increase indicates positive results from Guaranty's business development efforts. Total assets increased 7.8%, reaching a record level of $102.4 million at June 30, 1997, compared with $95.1 million one year ago. Net loans increased 10.6% to $72.5 million and deposits increased 9.4% to total $88.0 million. Net interest income increased 5.1% through growth in earning assets. The yield on earning assets decreased over the first half of the year, from 4.70% at June 30, 1996, to 4.54% at June 30, 1997. Other assets, which increased by 138%, include treasurer's checks in a suspense file for loans pending closing at attorney's offices. This amount varies greatly from quarter to quarter, depending on the number of loans in process at the end of each quarter. At June 30, 1997, annualized returns on average equity and assets were 10.28% and 1.11%, respectively.

     Through the first six months of 1997, noninterest income increased by 16.5%, resulting from a 14.4% rise in service charge income. Nonrecurring income from the sale of an investment security and fully depreciated bank assets contributed to noninterest income. Noninterest expense increased by 10.0%, primarily due to occupancy and staff expenses associated with Guaranty's newest branch office located at Research Triangle Park.

     Guaranty remained on target with the profit and growth plan for the first six months of 1997. The local economy remains strong and according to Charles J. Stewart, president and CEO, management looks forward to a successful second half of the year.

     On July 1, 1997, shareholders of record as of June 13, 1997, were paid a quarterly dividend of $.09 per share, a 12.5% increase over that paid through the same period last year.

     Stewart said the Bank remains focused on quality growth that will build shareholder value.

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

                  Exhibit 27 - Financial Data Schedule

                  All other items are omitted due to the absence of the conditions under which they are required or because the information is included in Part I.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Guaranty State Bancorp


Date: August 6, 1997                        By:
      ---------------------                    -------------------------------
                                                        Charles J. Stewart
                                                         President and CEO

Date: August 6, 1997                        By:
      ---------------------                    ------------------------------
                                                          Jean R. Turner
                                                       Senior Vice President