Form 10QSB
period 1997-09-30
GUARANTY STATE BANCORP
filed 1997-11-13
CIK 900342

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT T0 SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                or the quarterly period ended September 30, 1997
                                              ------------------


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

                               Yes [X]   No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                             892,153
         ------------                ---------------------------------
             Class                   Outstanding at September 30, 1997

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

Item 3.           Defaults Upon Senior Securities                   page 13

Item 4.           Submission of Matters to a Vote
                  of Security Holders                               page 13

Item 5.           Other Information                                 page 13

Item 6.           Exhibits and Reports on Form 8-K                  page 13


Signatures                                                          page 14

                             GUARANTY STATE BANCORP

CONSOLIDATED BALANCE SHEETS*
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------

                                                                  9-30            9-30             12-31
                                                                  1997            1996             1996
                                                               Unaudited        Unaudited         Audited
                                                             ------------      -----------      -----------
          ASSETS
Cash and due from banks                                      $  2,952,366      $ 2,787,963      $ 2,445,899
Federal funds sold                                                819,000        3,647,000        3,744,000
Investment securities available for sale                       20,975,931       21,923,407       22,404,514
Loans held for sale                                               640,000          333,681          354,600
Loans:                                                         75,760,477       65,758,542       65,151,672
  Less allowance for possible loan losses                       1,168,002        1,082,887        1,073,274
                                                             ------------      -----------      -----------
    Net loans                                                  75,232,475       65,009,336       64,432,998
Federal Home Loan Bank of Atlanta stock                           309,200          305,500          270,600
Premises and equipment                                          2,514,160        1,865,216        2,155,017
Interest receivable                                               713,080          689,871          700,199
Other assets                                                      313,643          683,969          406,769
                                                             ------------      -----------      -----------
    Total assets                                             $103,829,855      $96,912,262      $96,559,996
                                                             ============      ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                 $ 11,653,148      $10,110,229      $10,232,604
  Interest-bearing demand                                       4,598,710        4,113,400        5,221,254
  Savings                                                      27,375,095       25,239,965       25,662,273
  Large denomination certificates of deposit                   14,517,082       13,296,472       12,523,084
  Other time                                                   31,859,369       29,442,686       29,954,367
                                                             ------------      -----------      -----------
     Total deposits                                            90,003,404       82,202,752       83,593,582
Federal Home Loan Bank of Atlanta short-term borrowings         1,800,000        3,800,000        1,800,000
Interest payable                                                  528,281          529,972          542,766
Other liabilities                                                 333,336          197,816          174,092
                                                             ------------      -----------      -----------
     Total liabilities                                         92,665,021       86,730,540       86,110,440
Shareholders' Equity:
  Common stock: $1.00 par value, 4,000,000 shares authorized;
   892,153 and 878,770 shares issued and
   outstanding on 9/30/97 and 9/30/96, respectively               892,153          878,770          880,053
  Surplus                                                       4,800,169        4,711,394        4,722,289
  Undivided profits                                             5,387,223        4,577,876        4,772,831
Net unrealized gain (loss) investment securities                   85,289           13,682           74,383
                                                             ------------      -----------      -----------
     Total shareholders' equity                                11,164,834       10,181,722       10,449,556
                                                             ------------      -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $103,829,855      $96,912,262      $96,559,996
                                                             ============      ===========      ===========

*  See Notes to Consolidated Financial Statements.

                             GUARANTY STATE BANCORP

CONSOLIDATED STATEMENTS OF INCOME (unaudited)*
Guaranty State Bancorp and Subsidiary

                                                        THREE MONTHS            NINE MONTHS ENDED
                                                     ENDED SEPTEMBER 30        ENDED SEPTEMBER 30
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
Interest income:
  Loans and fees on loans                          $1,748,667   $1,546,699   $4,943,493   $4,527,966
  Federal funds sold                                   37,030       54,736       99,306       99,602
  Investment securities, taxable                      251,039      274,300      773,334      766,373
  Investment securities, non-taxable                   45,834       42,082      139,007      133,708
                                                   ----------   ----------   ----------   ----------
    Total interest income                           2,082,570    1,917,817    5,955,140    5,527,649
                                                   ----------   ----------   ----------   ----------
Interest Expense:
  Large denomination certificates of deposit          224,765      187,641      597,811      553,602
  Other deposits                                      735,901      705,244    2,153,602    1,937,835
  Other interest expense                               31,918       66,256      100,456      161,552
                                                   ----------   ----------   ----------   ----------
    Total interest expense                            992,584      959,141    2,851,869    2,652,989
                                                   ----------   ----------   ----------   ----------
    Net interest income                             1,089,986      958,676    3,103,271    2,874,660
Provision for loan losses                              45,000       41,228      135,000      111,608
                                                   ----------   ----------   ----------   ----------
    Net interest income after
      provision for loan losses                     1,044,986      917,448    2,968,271    2,763,052
Other income:
  Service charges on deposit accounts                  65,378       55,574      193,104      167,261
  Other service charges, commissions and fees          61,915       43,770      141,342      130,368
  Profit (loss) from sale of securities                     -       (3,390)      14,709       (3,390)
  Other operating income                               16,254       12,698       50,752       34,406
                                                   ----------   ----------   ----------   ----------
     Total other income                               143,547      108,652      399,907      328,645
Other expense:
  Salaries                                            345,427      315,442    1,011,097      932,331
  Employee benefits                                    72,873       57,120      205,043      173,166
  Occupancy expense                                    80,628       67,003      240,541      205,238
  Equipment and fixture expense                        22,504       25,195       85,540       76,069
  Other operating expense                             180,385      178,141      541,389      511,771
                                                   ----------   ----------   ----------   ----------
     Total other expense                              701,817      642,901    2,083,610    1,898,575
                                                   ----------   ----------   ----------   ----------
      Income before income taxes                      486,716      383,199    1,284,568    1,193,122
Income taxes                                          166,431      123,158      421,823      386,840
                                                   ----------   ----------   ----------   ----------
      Net income                                   $  320,285   $  260,041   $  862,745   $  806,282
                                                   ==========   ==========   ==========   ==========
**Net income per share primary and fully diluted   $     0.34   $     0.28   $     0.93   $     0.88
                                                   ----------   ----------   ----------   ----------
Cash dividends per share                           $     0.10   $     0.09   $     0.28   $     0.25
                                                   ==========   ==========   ==========   ==========
Book value per share                               $    12.51   $    11.59   $    12.51   $    11.59
                                                   ==========   ==========   ==========   ==========

*  See Notes to Consolidated Financial Statements.

** Earnings per share are based on weighted average number of shares outstanding for the applicable period.

                             GUARANTY STATE BANCORP


CONSOLIDATED STATEMENTS OF CASH FLOWS*
Guaranty State Bancorp and Subsidiary

                                                               NINE MONTHS ENDED
                                                          SEPTEMBER 30    SEPTEMBER 30
                                                              1997            1996
                                                          ------------    ------------
Cash flows from operating activities:
 Net income                                               $    862,745    $    806,282
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation and amortization                               126,985          97,110
   Amortization of premiums on investment
    securities net of accretion discount                         5,295          20,652
    Provision for deferred taxes                               (21,634)         (5,531)
   Realized loss (gain) on sale of securities and assets       (14,709)            -
  Provision for loan losses                                    135,000         111,608
  Gain on sale of premises and equipment                        (7,000)            -
 Changes in assets and liabilities:
   Interest receivable                                         (12,881)        (45,814)
   Other assets                                                 93,126        (356,638)
   Interest payable                                            (14,485)        (73,584)
   Other liabilities                                           112,553          41,520
                                                          ------------    ------------
    Net cash (used in) provided by operating
     activities                                              1,264,995         595,605
                                                          ------------    ------------
Cash flows from investing activities:
 Proceeds from maturity of investment
  securities                                                 4,549,040       6,858,637
 Purchase of investment securities                          (3,136,103)    (10,464,949)
 Net decrease (increase) in loans                          (10,799,477)     (6,722,129)
 Capital expenditures                                         (548,436)       (280,146)
                                                          ------------    ------------
  Net cash (used)/provided by investing
   activities                                               (9,934,976)    (10,608,587)
                                                          ------------    ------------
Cash flows from financing activities:
 Net increase (decrease) in deposits                         6,409,822       9,579,369
 Proceeds from exercise of stock options                        89,980          56,938
 Dividends paid                                               (248,354)       (219,178)
 Proceeds from borrowed funds                                2,800,000       3,800,000
 Repayment of borrowed funds                                (2,800,000)            -
                                                          ------------    ------------
   Net cash (used)/provided by financing
    activities                                               6,251,448      13,217,129
                                                          ------------    ------------
   Net increase (decrease) in cash and
    and cash equivalents                                    (2,418,533)      3,204,147

Cash and cash equivalents at beginning
 of period                                                   6,189,899       3,230,816
                                                          ------------    ------------
Cash and cash equivalents at end of period                $  3,771,366    $  6,434,963
                                                          ============    ============

*  See Notes to Consolidated Financial Statements.

                             GUARANTY STATE BANCORP

            CONSOLIDATED
STATEMENT OF CHANGES IN EQUITY CAPITAL*
Guaranty State Bancorp and Subsidiary
--------------------------------------------------------------------------------
For the nine months ended September 30, 1997

                                                                                                 Unrealized
                                                                                                Gain/(losses)          Total
                                            Common Stock                         Undivided       Securities        Stockholders'
                                               Shares     Amount      Surplus     Profits     Available for Sale       Equity
                                               ------     ------      -------     -------     ------------------       ------
BALANCE JANUARY 1, 1997                       880,053    $880,053   $4,722,289   $4,772,831         $74,384         $10,449,557
  Exercise of stock options                    12,100      12,100       77,880           -            -                  89,980
  Net income                                                   -            -       862,745           -                 862,745
  Cash dividends                                               -            -      (248,354)          -                (248,354)
  Change in unrealized gain (loss) on
    investment securities held for sale
     net of income taxes                                       -            -            -           10,906              10,906
                                              -------    --------   ----------   ----------         -------         -----------
BALANCE SEPTEMBER 30, 1997                    892,153    $892,153   $4,800,169   $5,387,222         $85,290         $11,164,834
                                              =======    ========   ==========   ==========         =======         ===========

*  See Notes to Consolidated Financial Statements.

Guaranty State Bancorp

RESERVE FOR LOAN LOSSES
The following is an analysis of the reserve for loan losses as of the periods indicated:

                                              THREE MONTHS                     NINE  MONTHS
                                           ENDED SEPTEMBER 30               ENDED SEPTEMBER 30
                                          1997            1996            1997             1996
                                       ----------      ----------      ----------       ----------
Balance, beginning                     $1,120,275      $1,195,472      $1,073,274       $1,102,709
  Provision charged against income         45,000          41,228         135,000          111,608
  Recoveries                               10,656           3,682          19,627           36,676
  Losses charged off                       (7,929)       (157,495)        (59,899)        (168,106)
                                       ----------      ----------      ----------       ----------
Balance, ending                        $1,168,002      $1,082,887      $1,168,002       $1,082,887
                                       ==========      ==========      ==========       ==========

Analysis of Nonperforming Assets

Nonperforming assets consist of nonaccruing loans, foreclosed assets and loans which are 90 days or more past due but are still accruing interest. The table below provides a summary of nonperforming assets and contractually past due loans at the end of September 1997:
                                                At September 30, 1997

Accruing loans past due 90 days or more              $   203,099
Nonaccrual loans                                         106,520

Total                                                $   309,619

--------------------------------------------------------------------------------

Key Financial Ratios Annualized as of September 30, 1997:
       (computed on average balances)
Return on equity                       10.67%
Return on assets                        1.16%
Equity to assets                       10.83%

             Net Interest Income And Average Balances (Annualized)

As of September 30 Annualized

                                                                        1997                                      1996
                                                    ---------------------------------------   --------------------------------------
                                                                      Interest                                  Interest
                                                      Average          Income/       Yield/      Average         Income/      Yield/
                                                      Balance         (Expense)      (Cost)      Balance        (Expense)     (Cost)
                                                    -----------      ----------      ------   -----------      ----------     ------
Interest earning assets:
  Taxable investment securities (1)                 $17,222,547      $1,081,057       6.28%   $16,487,632      $1,050,597      6.37%
  Nontaxable investment securities (1)                3,402,612         301,959       8.87%     3,290,727         290,448      8.83%
  Federal Home Loan Bank Stock                          297,994          21,440       7.19%       299,569          20,729      6.92%
  Federal Funds sold and securities
   purchased with agreements to resell                2,378,546         132,772       5.58%     2,499,504         133,045      5.32%
  Loans and fees on loans (2)                        71,001,471       6,608,752       9.31%    64,856,645       6,047,564      9.32%
                                                    -----------      ----------               -----------      ----------
    Total interest earning assets                    94,303,170       8,145,980                87,434,077       7,542,383
                                                    -----------      ----------               -----------      ----------

    Average yield on interest earning assets                                          8.64%                                    8.63%

Noninterest earning assets:
  Cash and due from banks                             2,555,900                                 2,281,215
  Premises and equipment                              2,347,993                                 1,740,386
  Allowance for loan losses                          (1,111,587)                               (1,159,334)
  Interest receivable and other                       1,451,298                                 1,398,433
                                                    -----------                               -----------
    Total noninterest earning assets                  5,243,604                                 4,260,700
                                                    -----------                               -----------
        Total assets                                $99,546,774                               $91,694,777
                                                    ===========                               ===========
Interest bearing liabilities:
  Demand deposits                                     4,079,713      $   62,914       1.54%   $ 3,992,781      $   82,456      2.07%
  Savings deposits                                   26,190,680       1,050,584       4.01%    22,769,894         900,516      3.95%
  Time deposits                                      44,330,394       2,565,129       5.79%    40,539,917       2,345,005      5.78%
  FHLB Borrowings                                     2,263,530         133,941       5.92%     3,518,799         212,258      6.03%
                                                    -----------      ----------               -----------      ----------
    Total interest bearing liabilities               76,864,317       3,812,568                70,821,391       3,540,235
                                                    -----------      ----------               -----------      ----------
    Average cost on interest bearing liabilities                                      4.96%                                    5.00%

Noninterest bearing liabilities:
  Demand deposits                                    11,093,311                                10,121,917
  Interest payable and other                            808,033                                   748,642
                                                    -----------                               -----------
    Total noninterest bearing liabilities            11,901,344                                10,870,559
                                                    -----------                               -----------
        Total liabilities                            88,765,661                                81,691,950
                                                    -----------                               -----------
Stockholders' equity                                 10,781,113                                10,002,830
                                                    -----------                               -----------
        Total liabilities and stockholders'
          equity                                    $99,546,774                               $91,694,780
                                                    ===========                               ===========
      Net interest income                                            $4,333,412                                $4,002,148
                                                                     ==========                                ==========

      Net yield on interest earning assets (margin)                                   4.60%                                    4.58%
      Interest rate spread (earning asset yield minus
       interest-bearing liability rate)                                               3.68%                                    3.63%

(1) Tax exempt income on investments and the related yield are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%.
(2) For purposes of calculating loan yield, average loan balances include nonaccrual loans.

                                  Rate Volume


                                                Rate/Volume Variance Analysis

As of September 30, annualized                            1997 Compared to 1996
                                                 ----------------------------------------
                                                    Interest     Variance Attributable To
                                                 Income/Expense  ------------------------
                                                   Variance          Rate          Volume
                                                 ----------      ----------     ---------
Interest earning assets:
  Taxable investment securities                  $   30,460     $  (15,671)    $   46,130
  Nontaxable investment securities                   11,511          1,582          9,929
  Federal Home Loan Bank stock                          711            824           (113)
  Federal Funds sold and securities
   purchased with agreements to resell                 (273)         6,479         (6,752)
  Loans                                             561,188        (10,767)       571,955
                                                 ----------     ----------     ----------
      Total                                         603,597        (17,552)       621,149
                                                 ----------     ----------     ----------

Interest bearing liabilities:
  Demand deposits                                   (19,542)       (20,883)         1,341
  Savings deposits                                  150,068         12,850        137,218
  Time deposits                                     220,124            792        219,332
  Federal Home Loan Bank borrowings                 (78,317)        (4,038)       (74,279)
                                                 ----------     ----------     ----------
      Total                                         272,333        (11,278)       283,611
                                                 ----------     ----------     ----------
      Net interest income                        $  331,264        ($6,274)    $  337,538
                                                 ==========     ==========     ==========

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

If the Corporation adopted SFAS No. 128 for the period ended September 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:

                                            Nine Months
                                         Ended September 30
                                         ------------------
                                           1997      1996
                                         --------  --------
Basic income per common share:
------------------------------
   Net income                            $862,745  $806,282

      Weighted average common shares
       outstanding:                       884,607   875,016

Basic income per common share            $   0.98  $   0.92
                                         ==================
Diluted income per common share:
--------------------------------
   Net income                            $862,745  $806,282

   Weighted average shares:
   ------------------------
     Common shares outstanding            884,607   875,016
     Dilutive effect of stock options      48,408    41,214
                                         ------------------
     Total shares                         933,015   916,230

Diluted income per common share          $   0.93  $   0.88
                                         ==================

Note 3: Other Matters
The Corporation has reviewed FASB 130 "Reporting Comprehensive Income" and FASB 131 "Disclosures about Segments of and Enterprise Related Information" which are effective for years beginning after December 15, 1997, and will adopt them at that time. There will be no material effect on operations or balance sheet resulting from the adoption of these additional statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Guaranty State Bank had record earnings for the third quarter and the first nine months of 1997. The Bank also surpassed previous highs in total assets, loans and deposits.

On October 16, 1997, Guaranty State Bancorp entered into a definitive agreement to merge Guaranty State Bancorp with Triangle Bancorp of Raleigh. The Board took this action because the directors and management team believe the substantial increase of the stock value and the improved liquidity that will be realized with this merger are in the best interest of Guaranty shareholders. The proposed merger with Triangle Bancorp will add service delivery capabilities beyond what Guaranty now offers to customers, while Guaranty employees will continue to deliver big city banking with the hometown touch that has made Guaranty State so strong in Durham. Guaranty's Chairman of the Board, B. W. Harris, III, said "We have achieved a position of financial strength in our marketplace that made us an attractive acquisition for a strong regional bank. The opportunity to merge with Triangle Bancorp presents our shareholders with an excellent return on their investment in Guaranty."

The merger is scheduled to close by the second quarter of 1998 and is subject to
approval  by  Guaranty's  shareholders,   regulatory  authorities  and  Triangle
Bancorp.

For the third quarter ended September 30, Guaranty's net earnings were $320,285, compared with 1996 third quarter earnings of $260,041, an increase of 23.2%. For the quarter, fully diluted earnings per share were $.34, compared with $.28 in last year's third quarter, an increase of 21.4%. Net income for the nine months totaled $862,745, an increase of 7.0% over $806,282 recorded for the nine months in 1996. Fully diluted net income per share was $.93 for nine months in 1997, compared with $.88 for the same period last year, a 5.7% increase.

Through September 30, annualized return on average equity and assets was 10.67% and 1.l6%, respectively. This compares to a ROE of 10.74% and ROA of 1.l7% annualized for nine months in 1996. The growth in earnings continues from strong loan growth and excellent credit quality. Net loans grew by 15.7% to total $75.2 million at September 30, 1997. Deposits totaled $90.0 million, a 9.5% increase from last year. The annualized net interest margin improved to 4.60% at September 30, 1997, compared to 4.58% through the third quarter of 1996.

On October 1, 1997, Guaranty paid shareholders of record as of September 12, 1997, a quarterly dividend of $.10 per share. Dividends declared in 1997 have increased 12.0% over 1996.

Charles J. Stewart, Guaranty's President and Chief Executive Officer, noted, "For 80 years Guaranty has served Durham County. We look forward now to a strong regional presence with the same philosophy Guaranty had for 80 years -building shareholder value by providing quality service to our business and individual customers."

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

                  Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Guaranty State Bancorp


Date: November 5, 1997                      By:
      ----------------                         ------------------------------
                                                     Charles J. Stewart
                                                      President and CEO

Date: November 5, 1997                      By:
      ----------------                         ------------------------------
                                                        Jean R. Turner
                                                    Senior Vice President