Form 10KSB
period 1997-12-31
GUARANTY STATE BANCORP
filed 1998-03-31
CIK 900342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-KSB

                   Annual Report Under Section 13 or 15 (d) of

                       The Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

                        Commission File Number: 33-60742

                             Guaranty State Bancorp
                 ----------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Bank was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]


Indicate by check mark if disclosure filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]


        AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF
             GUARANTY STATE BANCORP AT FEBRUARY 9, 1998: $26,585,474


        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 9, 1998:

                                     892,978

                                Table of Contents


================================================================================
Part I Item 1          Business

Part I Item 2          Properties

Part I Item 3          Legal Proceedings

Part I Item 4          Submission of Matters to a Vote of Security Holders

Part II Item 5         Market and Related Shareholder Matters
                         Incorporated by reference - Annual Report

Part II Item 6         Selected Financial Data
                         Incorporated by reference - Annual Report

Part II Item 7         Management Discussion and Analysis
                         Incorporated by reference - Annual Report

Part II Item 8         Financial Statements and Supplementary Data
                         Incorporated by reference - Annual Report

Part II Item 9         Not Applicable

Part III Item 10       Directors and Executive Officers
                         Incorporated by reference - Proxy Statement

Part III Item 11       Executive Compensation
                         Incorporated by reference - Proxy Statement

Part III Item 12       Security Ownership
                         Incorporated by reference - Proxy Statement

Part III Item 13       Certain Transactions
                         Incorporated by reference - Proxy Statement

Part IV Item 14        Form S-8 Filing

                       Signatures

================================================================================

                                     PART I


Item 1.  Business

Guaranty State Bancorp ("the Corporation") is a registered bank holding company headquartered in Durham, North Carolina and is the parent holding company of Guaranty State Bank, ("the Bank"), a North Carolina chartered commercial bank. The Corporation was organized on March 26, 1993 and received final regulatory approval on September 21, 1993, for the Bank to become a wholly owned subsidiary of the Corporation. On September 21, 1993, the shareholders of the Bank became shareholders of the Corporation. Guaranty State Bank is the only subsidiary of the Corporation.

The Bank Holding Company Act of 1956, as amended (The "BHCA"), prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any financial institution, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Guaranty State Bancorp filed application with The Federal Reserve Bank for approval to merge with and into Triangle Bancorp of Raleigh, North Carolina. On February 23, 1998, Triangle Bancorp, Inc. received approval from the Federal Reserve Bank of Richmond to acquire the shares of Guaranty State Bancorp. If approved by the Corporation's shareholders at a Special Meeting of the Shareholders to be held on March 30, 1998, the merger is expected to be effective on or about April 16, 1998.

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

Competition
-----------

From its headquarters and four branch offices located in Durham, the Bank serves substantially all of Durham County, which includes a large segment of Research Triangle Park. There are 10 banks with offices and or headquarters in Durham County. Most of the Bank's competitors have broader geographic markets and higher lending limits than the Bank and are able to make greater use of large-scale advertising and promotion. After the merger with Triangle Bancorp, Inc., the Bank will have greater advertising resources that should increase its marketing presence in Durham.

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

Principal Services and Markets
------------------------------

The Bank offers a full range of retail and commercial banking activities. In 1997 management determined through a five-year plan that the need for investment in new technology and services, deemed essential to remain competitive in the Durham market, was a necessity. The investment required would cause a significant downturn in profitability due to high anticipated costs. The Board of Directors and mangement of Guaranty determined it to be in the best interest of Guaranty and its shareholders to seek expert advice from qualified investment bankers as to the status of merger activities of community-oriented banks that are similarly situated to Guaranty. Reference is made to Form S-4 (The Registration Statement Under The Securities Act of 1933) filed by Triangle Bancorp, Inc.

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

Employment
----------

At December 31, 1997, the Corporation and its subsidiary Bank employed 39 full-time equivalent employees. The Corporation is not party to any collective bargaining agreements and believes its relations with its employees to be good.

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

Guaranty State Bank operates four branch offices in Durham. Two of these locations, which consist of real estate and constructed branch office buildings, are owned by the Corporation. The other two locations are located on land- lease properties. The Corporation owns the branch office buildings on each of these locations. In 1997 the newly constructed branch at 2313 Highway 54 was destroyed by what authorities assume to be a gas explosion. This office is under reconstruction and should reopen in mid-April, 1998, as a Triangle Bank branch office. The building was fully insured for replacement value.

Item 3.  Legal Proceedings

The Corporation and Bank have no legal proceedings pending other than ordinary routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.


                                     PART II

Item 5.  Market Price and Cash Dividends

At December 31, 1997, Guaranty State Bancorp had 892,978 shares of common stock outstanding which were held by 264 shareholders of record.

Morgan Keegan serves as the principal market maker for the Corporation's common stock in the over the counter market. Monroe Securities, Rochester, New York, also serves as a market maker. The following table sets forth cash dividends declared and the range of high and low market quotations for each quarterly period as indicated.

                                    TABLE 10

                         Market Price and Cash Dividends

                                   1997                                                     1996
              --------------------------------------------------     ---------------------------------------------------
                   Bid                   Ask                               Bid                    Ask
              --------------       ----------------                  ---------------        ---------------
              High       Low       High         Low     Dividend     High        Low        High        Low     Dividend
              ----       ---       -----        ---     --------     ----        ---        ----        ---     --------
Quarter
-------
1st           $22.75    $22.38    $23.38       $23.25    $ .09       $17.50     $17.00     $20.00      $19.75    $ .08
2nd            22.75     22.38     23.85        23.25      .09        18.00      17.25      19.75       19.50      .08
3rd            24.00     22.75     25.00        23.75      .10        21.00      18.00      25.00       19.50      .09
4th            37.00     24.00     37.00        34.00      .10        22.38      21.00      25.00       25.00      .09

Cash dividends per share were $ .38, $ .34 and $ .29 in 1997, 1996, and 1995, respectively. Dividends declared as a percentage of net income amounted to 27.4% in 1997, 27.6% in 1996, and 25.7% in 1995.

ITEM 6.  SELECTED FINANCIAL INFORMATION:

                                                                                (Dollars in Thousands)
                                                                                Year Ended December 31
                                                              --------------------------------------------------------
                                                                1997        1996        1995        1994        1993
STATEMENT OF INCOME DATA:

Total interest income                                         $  8,183    $  7,457    $  6,549    $  5,236    $  4,855
Total interest expense                                           3,854       3,597       2,909       2,000       1,892
                                                              --------    --------    --------    --------    --------
Net interest income                                              4,329       3,860       3,640       3,236       2,963
Provision for possible loan losses                                 211         143         183         144         229
                                                              --------    --------    --------    --------    --------

Net interest income after provision for possible                 4,118       3,717       3,457       3,092       2,734
loan losses
Other income                                                       522         444         413         451         586
Other expense                                                    2,944       2,564       2,453       2,345       2,185
                                                              --------    --------    --------    --------    --------
Income before taxes                                              1,696       1,597       1,417       1,198       1,135
Income taxes                                                       556         517         445         363         342
                                                              --------    --------    --------    --------    --------

Net income                                                    $  1,140    $  1,080    $    972    $    835    $    793
                                                              ========    ========    ========    ========    ========

Net income per share - basic                                  $   1.29    $   1.23    $   1.12    $    .97    $    .93

Net income per share assuming dilution (1)                    $   1.22    $   1.18    $   1.09    $    .95    $    .89

Cash dividends declared (1)                                   $    .38    $    .33    $    .29    $    .24    $    .22

Weighted average shares outstanding                            936,089     917,899     891,692     883,179     857,702

Book Value                                                    $  12.73    $  11.80    $  11.10    $   9.91    $   9.44

BALANCE SHEET DATA:

Assets                                                        $106,604    $ 96,560    $ 83,058    $ 75,563    $ 71,601
Net loans                                                       75,971      64,433      58,287      48,216      43,754
Deposits                                                        92,674      83,594      72,623      66,470      61,964
Shareholders' equity                                            11,399      10,450       9,675       8,597       8,135

(1) Per share data has been adjusted to reflect the 50% stock dividend issued October 18, 1995. Fractional amounts have been rounded to the nearest whole number.

Dear Guaranty Shareholder:

Guaranty State Bancorp achieved another year of record earnings with net income reaching $1,140,051 for 1997. Total assets reached a record high at $106.6 million on December 31, 1997, a 10.4% increase, representing $10 million growth over the previous year.

The net income compared to $1,080,447 in 1996, represented a 5.5% increase. Diluted earnings per share for 1997 were $1.22 compared to $1.18 the previous year. Return on average assets was 1.13% and the return on average shareholders' equity was 10.44%. Without the one time expenses totaling $109,623 associated with Guaranty's definitive merger agreement with Triangle Bancorp, return on average assets would be 1.20% and return on average equity would equal 11.04%. These gains reflect strong loan growth in 1997, continued control of expenses and 17.4% increase in other operating revenues.

Loan growth continued to be spurred by heavy demand for construction and home mortgage loans. We closed the year with loans outstanding at $77.1 million, an increase of 17.7% from last year. The loan growth was funded primarily with a 10.9% increase in deposit growth. At December 31, 1997, deposits totaled $92.7 million.

The charge-off ratio to average loans outstanding decreased to .18% in 1997 from
 .27% in 1996. Guaranty's performance in this area ranked well among its peers. The reserve for possible loan losses at December 31, 1997, was 1.50% of loans outstanding.

Guaranty shareholders have been notified of the Special Meeting of the Shareholders on March 30, 1998. At the special meeting shareholders will vote on a proposal to approve an Amended and Restated Agreement and Plan of Reorganization and Merger, dated as of November 18, 1997, among Guaranty State Bancorp, Guaranty State Bank, Triangle Bank and Triangle Bancorp, Inc. The Board of Directors of Guaranty has unanimously approved the merger agreement. We believe that Guaranty being merged with and into Triangle Bank is in the best interest of Guaranty and its shareholders, employees, customers and the Durham community.

The banking community experiences changes in how business is conducted almost daily. Technology, competition and a global economy are driving forces behind these changes. We are indeed fortunate to have the opportunity to associate with Triangle, a leading regional bank. Triangle's commitment to provide outstanding banking services and to remain a strong corporate citizen in all the communities it serves is unparalleled.

We look forward to seeing you at the Special Shareholders Meeting on March 30, 1998.

Sincerely,


Charles J. Stewart
President & CEO

Item 7. Management Discussion and Analysis

The following analysis highlights the major components affecting the growth of Guaranty State Bancorp and its subsidiary, Guaranty State Bank, for the three year period ended December 31, 1997. This presentation includes and should be reviewed in conjunction with the consolidated financial statements and related notes elsewhere in this Annual Report.

Earnings Analysis

Guaranty State Bancorp's consolidated net income in 1997 was $1,140,051, a 5.5% increase over 1996 earnings of $1,080,447. On a per share basis, diluted net income was $1.22 in 1997, compared to $1.18 for the prior year. Earnings for 1995 were $972,454 or $1. 09 per share.

The improved earnings in 1997 reflected strong loan growth, good expense control and a 17.4% increase in noninterest income. Net income represented returns of 10.44% on average shareholders' equity and 1.13% on average assets versus 10.72% and 1.16%, respectively in 1996. The equity and assets used in calculating returns for both years include unrealized gains or losses, net of tax, on securities available for sale.

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

For 1997, net interest income represented 89.2% of net revenues (net interest income plus noninterest income), comparable to 89.7% in 1996. The taxable equivalent net yield on average earning assets was 8.68% in 1997, compared with 8.57% in 1996 and 8.85% in 1995. The average yield on loans was 9.35% in 1997, up from 9.30% in 1996.

The increased tax equivalent net interest income realized during 1997 was the result of a 7.6% increase in average earning assets and an increase of ll basis points in the net yield of earning assets. In 1997 the average rate paid on interest-bearing liabilities decreased by 4 basis points.

Strong loan demand led the interest-earning asset growth, with average loans increasing by 10.8% for the year. Commercial loans and residential and commercial construction loans paced overall loan growth. On average, loans constituted 75.5% of earning assets in 1997, compared to 73.3% in 1996. The net interest margin averaged 4.65% in 1996, up from a net interest margin of 4.52% during 1996.

The overall cost of interest-bearing liabilities increased by $256,257 or 7.1%, due primarily to growth in the time deposit category and the MAX savings account that pays market rates of interest. Time deposits on average in 1997 rose by 9.2%. Savings deposits increased by 12.8% as a result of the popularity of the MAX savings account. The average yield paid for time deposits in 1997 was 5.78% compared to 5.77% in 1996, reflecting the relatively stable interest rate environment in which the bank operated over the past year.

The following Tables 1 and 2 reflect an analysis of net income and related changes in 1997 compared to 1996.

                                     TABLE 1
                    Net Interest Income and Average Balances

                                                              1997                                   1996
                                            -------------------------------------- --------------------------------------
                                                             Interest      Average                  Interest      Average
                                               Average        Income        Yield    Average         Income        Yield
                                               Balance       (Expense)     (Cost)    Balance        (Expense)     (Cost)
Interest-earning assets:
   Taxable investment securities (1)        $ 17,256,356    $1,084,804      6.29%  $17,099,145     $1,084,810      6.34%
   Nontaxable investment securities (1)        3,418,958       301,325      8.81%    3,197,583        288,570      9.02%
   Federal Home Loan Bank Stock                  300,795        21,729      7.22%      300,958         20,396      6.78%
   Federal funds sold                          2,426,238       133,311      5.49%    3,111,848        163,707      5.26%
   Loans (2)                                  72,232,926     6,755,582      9.35%   65,162,324      6,060,796      9.30%
                                             -----------    ----------             -----------     ----------
      Total interest-earning assets           95,635,273     8,296,751              88,871,858      7,618,279
                                             -----------    ----------             -----------     ----------
      Average yield on interest earning assets                              8.68%                                  8.57%

Noninterest-earning assets:
    Cash and due from banks                    2,542,333                             2,288,411
    Premises and equipment                     2,366,984                             1,797,420
    Allowance for loan losses                 (1,119,432)                           (1,140,384)
     Interest receivable and other             1,376,236                             1,369,407
                                             -----------                           -----------
      Total noninterest-earning assets         5,166,121                             4,314,854
                                             -----------                           -----------
      Total assets                          $100,801,394                           $93,186,712
                                            ============                           ===========

Interest-bearing liabilities:
    Demand deposits                         $  4,232,338        62,945      1.49%  $ 4,111,374         80,573      1.96%
    Savings deposits                          26,504,405     1,063,849      4.01%   23,496,740        936,942      3.99%
    Time deposits                             44,901,303     2,596,757      5.78%   41,095,883      2,372,665      5.77%
    FHLB borrowings                            2,161,052       130,070      6.02%    3,395,551        207,184      6.10%
                                            ------------    ----------             -----------     ----------
      Total interest-bearing liabilities      77,799,098     3,853,621              72,099,548      3,597,364
                                            ------------    ----------             -----------     ----------

      Average cost on interest-bearing liabilities                          4.95%                                  4.99%

Noninterest-bearing liabilities:
     Demand deposits                          11,234,710                            10,247,268
     Interest payable and other                  844,187                               757,469
                                            ------------                           -----------
       Total noninterest-bearing liabilities  12,078,897                            11,004,737
                                            ------------                           -----------

       Total liabilities                      89,877,995                            83,104,285
                                            ------------                           -----------
Stockholders' equity                          10,923,399                            10,082,427
                                            ------------                           -----------
       Total liabilities and
          stockholders' equity              $100,801,394                           $93,186,712
                                            ============                           ===========


      Net interest income                                   $4,443,130                             $4,020,915
                                                            ==========                             ==========

      Net yield on interest-earning assets                                  4.65%                                  4.52%
      Interest rate spread (earning asset yield
         minus interest-bearing liability)                                  3.73%
                                                                                                                   3.58%

1 Nontaxable income on securities and the related yields are shown on a fully taxable equivalent basis computed using the Federal statutory tax rate of 34% and the state tax rate of 7%. Taxable income on securities are shown adjusted for the state tax rate of 7%.

2 For the purpose of calculating loan yield, average balances include nonaccrual and impaired loans.

Table 2 shows the variance in rate and volume. Allocation between changes in rate and changes in volume are on a proportional basis.

                                     TABLE 2

                          Rate/Volume Variance Analysis

                                            1997 Compared to 1996                     1996 Compared to  1995
                                    ------------------------------------     ---------------------------------------
                                     Interest                                 Interest
                                     Income/                                  Income
                                     Expense                                  Expense
                                     Variance       Rate         Volume       Variance        Rate          Volume
                                    ---------     --------     ---------     ---------     ---------     -----------
Interest earning assets:
   Taxable investment securities    $      (6)    $ (9,889)    $   9,883     $ 180,659     $   2,181     $   178,478
   Nontaxable investment
      securities(1)                    12,755       (6,756)       19,511       (24,782)        6,416         (31,198)
   Federal Home Loan Bank stock         1,333        1,345           (12)       20,396            --          20,396
   Federal funds sold                 (30,396)       7,275       (37,671)      (64,807)      (22,073)        (42,734)
   Loans                              694,786       33,508       661,278       795,111      (234,613)      1,029,724
                                    ---------     --------     ---------     ---------     ---------     -----------
       Total                          678,472       25,483       652,989       906,577      (248,089)      1,154,666
                                    ---------     --------     ---------     ---------     ---------     -----------

Interest bearing liabilities:
   Demand deposits                    (17,628)     (19,427)        1,799        (7,692)       (2,013)         (5,679)
   Savings deposits                   126,907        6,184       120,723       282,645        77,487         205,158
   Time deposits                      224,092        4,015       220,077       206,326        24,426         181,900
   Short-term debt and Other          (77,114)      (2,812)      (74,302)      207,184            --         207,184
                                    ---------     --------     ---------     ---------     ---------     -----------
       Total                          256,257      (12,040)      268,297       688,463        99,900         588,563
                                    ---------     --------     ---------     ---------     ---------     -----------

       Net interest income          $ 422,215     $ 37,523     $ 384,692     $ 218,114     $(347,989)    $   566,103
                                    =========     ========     =========     =========     =========     ===========

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

The allowance for loan losses totaled $1,153,568 at December 31, 1997, which was 1.50% of loans outstanding on that date. The allowance equaled 440.2% of nonperforming assets. These ratios at December 31, 1996 were 1.64% and 365.0% respectively.

Table 3 presents the relationship of the allowance to the loan portfolio. In 1997 the loan committee appropriated an amount to each loan category according to grading of loans within the category with the remaining amount allocated to the general category. The entire allowance is available to be used for charge-offs in any category.

                                     TABLE 3

       Allocation of the Allowance for Loan Losses (Dollars in Thousands)

                                                   1997                  1996
                                           --------------------   -------------------
                                                     Percent in              Percent
                                                        each                 in each
                                                      category               category
                                                      to total               to total
                                           Amount      loans      Amount      loans
                                           ------    ----------   ------     --------
Commercial, financial and agricultural     $  250       3.90%     $  200       5.45%
Real estate-construction                      133      19.54%        100      16.94%
Real estate-mortgage                          263      67.57%        250      68.38%
Loans to individuals                           58       8.56%         50       9.06%
General                                       350        .43%        473        .17%
                                           ------     ------      ------     ------
         Total                             $1,054     100.00%     $1,073     100.00%
                                           ======     ======      ======     ======


Table 4 summarizes transactions in the allowance for loan losses and details the charge-offs, recoveries and net loan losses by loan category for the last three years. Net charge-offs as a percentage of average loans decreased to .18% for 1997 compared to .27% for the year ended December 31, 1996, and .05% for the year ended December 31, 1995, one of the lowest annual charge-off percentages in the Bank's history


                                     TABLE 4

          Analysis of Allowance for Loan Losses (Dollars in Thousands)


                                                                  1997          1996          1995
                                                                -------       -------       -------
Balance, beginning                                              $ 1,073       $ 1,103       $   947
Charge-offs:
    Commercial, financial and agricultural                          (79)         (190)           --
    Real estate, mortgage                                           (24)           --           (25)
    Loans to individuals                                            (50)          (19)          (52)
    Other                                                            (0)           (3)           (1)
                                                                -------       -------       -------
          Total charge-offs                                        (153)         (212)          (78)
                                                                -------       -------       -------
Recoveries:
    Commercial, financial and agricultural                            1             2            26
    Real estate, mortgage                                             0            25            --
    Loans to individuals                                             21            13            25
                                                                -------       -------       -------
         Total recoveries                                            22            40            51
                                                                -------       -------       -------
Net charge-offs                                                    (131)         (172)          (27)
                                                                -------       -------       -------
Provision charged against income                                    211           142           183
                                                                -------       -------       -------
Balance, ending                                                 $ 1,153       $ 1,073       $ 1,103
                                                                =======       =======       =======
Ratio of net charge-offs during the period to average loans
outstanding during the period                                       .18%          .27%          .05%

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

Table 5 provides a summary of nonperforming assets and contractually past due loans for the most recent three years. Nonperforming assets equaled .35% of total loans and foreclosed properties at the end of 1997, down from .45% a year earlier. Real estate secured loans comprise over 63% of the nonperforming loans. Management reviewed the properties and believes the collateral values are sufficient to prevent any substantial losses should the loans go into foreclosure.

                                     TABLE 5

             Analysis of Nonperforming Assets (Dollars in Thousands)

                                                          1997              1996               1995
                                                          ----              ----               ----
Accruing loans past due 90 days or more                  $ 194             $ 147              $ 166
Nonaccruing loans                                           74               147                259
          Total                                          $ 268             $ 294              $ 425
                                                         =====             =====              =====

There was no commitment to lend additional funds to any customer whose loan was classified as nonperforming at December 31, 1997.

Noninterest Income

Noninterest income at Guaranty consists primarily of service charges on deposit accounts, origination fees for loans sold in the secondary market, and fees and charges for various other financial services provided to customers. Total noninterest income increased by 17.4% in 1997, totaling $522,070. This compares to $444,528 in 1996, which was a 7.5% increase from 1994's total of $413,545. Fee income for mortgage loans originated for sale to correspondents totaled $100,534 in 1997 compared with $116,628 in 1996. In 1995, mortgage loan origination fees were $82,721.

Service charges on deposit accounts have historically represented the largest single item of noninterest income. Service charges on deposit accounts increased by 20.7% in 1997, totaling $269,562. These fees remained at the same level in 1996 and 1995, at $223,245 and $223,509, respectively. Service charge fees did not increase in 1997. A new accounts receivable financing product introduced in 1997 contributed $22,056 in noninterest income. Profit from the sale of securities and a fully depreciated bank automobile added $21,709.


Noninterest Expense

Noninterest expenses increased by 14.8% to $2,944,432 in 1997, from $2,563,992 in 1996. Personnel expense increased by 9.6% in 1997 over 1996. Salaries increased by 7.4%. Employee benefits increased by 21.3%, primarily as a result of adding an executive supplemental retirement plan for Guaranty's chief executive officer. One-time expenses associated with Guaranty's pending merger into Triangle Bank were $109,623.

Balance Sheet Analysis

Total assets were $106.6 million at the end of 1997, a 10.4% increase from the 1996 amount of $96.6 million. For the year 1997, assets averaged $100.8 million compared to an average of $93.2 million for 1996. Average earning assets in 1997 were $95.6 million or 94.9% of total average assets, compared with $88.9 million in 1996 and a ratio of 95.4%. Premises and equipment totaled 2.3% of average assets in 1997 and 1.9% in 1996. The newest branch office in Durham at Highway 54 opened in April 1997 and was totally destroyed by a gas explosion in August 1997. This office is under reconstruction. Insurance covered the full amount of reconstruction.

During 1997, interest bearing liabilities averaged $77.8 million, up 7.9% from the 1996 average of $72.1 million. Time deposits on average increased by 9.3%. The components of the Bank's average earning assets and interest bearing liabilities are presented in Table 1.

Loans

The loan portfolio constitutes the Bank's largest earning asset. Average loans outstanding grew by $7.0 million in 1997 to $72.2 million from $65.2 million in 1996, representing an increase of 10.9%. A detailed analysis of loans at December 31, 1997 and 1996 is presented in the Note 3 of the Notes to Consolidated Financial Statements. This analysis is based on the collateral securing the loan.

The following table shows the Bank's loan maturities by types of loans indicated, exclusive of residential and commercial real estate loans and consumer loans as of December 31, 1997.


                                     TABLE 6

                     Loan Maturities (Dollars in Thousands)

                                                           Maturing
                                       --------------------------------------------------
                                                     After One
                                       Within One    But Within   After Five
                                          Year       Five Years     Years          Total
                                          ----       ----------     -----          -----
Commercial, financial and               $ 3,392         $637         $170         $ 4,199
agricultural
Construction and development             14,816           --           --          14,816
                                        -------         ----         ----         -------
Total                                   $18,208         $637         $170         $19,015
                                        =======         ====         ====         =======

The average rate earned on loans during 1997 increased to 9.35%, 5 basis points above the 1996 yield of 9.30%. Interest income and fees on loans grew by $769,193 in 1997, up 12.7% from the amount earned in 1996. Residential and commercial construction loans have shown the strongest growth over the last two years, as illustrated in Note 3. Over 94% of the Bank's loan portfolio was secured by real estate at December 31, 1997.

Guaranty strives to maintain a diverse loan portfolio in which there are no industry concentrations. The majority of the Bank's customers are individuals and small-to-medium sized companies headquartered within Durham County.

Investments and Federal Funds Sold

Investments and Federal funds sold at the end of 1997 totaled $20.5 million and $2.7 million, respectively, and $22.4 million and $3.7 million in 1996, respectively. The investment portfolio is concentrated primarily in U.S. Treasury securities and N.C. Municipal bonds with an average maturity of 1.8 years and provides an appropriate liquidity level for the Bank. Table 7 provides a detailed analysis of investment securities. In 1995, Guaranty joined the Federal Home Loan Bank, which requires purchase of stock. Book value of the stock was $309,200 at December 31, 1997.


                                     TABLE 7

                              Investment Securities

                                                                     Amortized Cost
                              ----------------------------------------------------------------------------------------
                                               After One      After Five
                              In One Year    Year Through   Years Through     After Ten                       Maturity
                                Or Less       Five Years      Ten Years         Years              Total      in Years
                                -------       ----------      ---------         -----              -----      --------
December 31, 1997
  U.S. Treasury               $ 6,989,254      $8,018,964     $        -    $          -       $15,008,218       1.08
  U.S. Government agencies        500,288         499,700              -               -           999,928       1.50
  States and political subs.      175,114       1,998,162      1,997,511         151,767         4,322,554       4.50
                              -----------     -----------     ----------    ------------       -----------       ----
Total                         $ 7,664,596     $10,516,826     $1,997,511    $    151,767       $20,330,700       1.83
                              ===========     ===========     ==========    ============       ===========       ====
Estimated market value        $ 7,669,060     $10,627,497     $2,037,074    $    158,818       $20,492,449
 *Weighted average yields
  U.S. Treasury                      6.19%           6.49%             -               -
  U.S. Government agencies           4.86%           6.60%             -               -
  States and political subs.        10.43%           9.50%          7.39%           8.46%
  Consolidated                       6.20%           7.06%          7.39%           8.46%

December 31, 1996                                                             Book Value      Market Value
                                                                              ----------      ------------
  U.S. Treasury                                                              $15,961,563       $15,974,196
  U.S. Government agencies                                                     1,999,746         1,995,569
  States and political subs.                                                   4,317,129         4,434,749
                                                                             -----------       -----------
Total                                                                        $22,278,438       $22,404,514
                                                                             ===========       ===========

* Yields are presented at December 31, 1997 on a taxable equivalent basis using the Federal statutory tax rate of 34% and the state tax rate of 7%.

Deposits

The increase in the earning assets over the last several years has been funded primarily with increases in the deposit base. In 1997 average deposits rose by $6.9 million for a 10.1% growth over 1996. Guaranty borrowed from the Federal Home Loan Bank to provide additional funding for the loan growth in 1997. Loans from FHLB averaged $2.2 million during 1997.

Average noninterest demand deposits increased by 9.6% in 1997, while certificates of deposit rose by 9.3%. Savings, which includes the money market accounts, rose on average by 12.8% in 1997. The Bank's average cost of interest-bearing liabilities was .04% lower in 1997.

The Bank does not solicit brokered deposits and virtually all of its deposits are generated from its local market area. Table 8 provides maturity information relating to certificates of deposit of $100,000 or more.

                                     TABLE 8

              Large Time Deposit Maturities (Dollars in Thousands)


Analysis of time deposits of $100,000 or more at December 31, 1997:
    Remaining maturity of three months or less                         $ 7,472
    Remaining maturity of three through 12 months                        5,440
    Remaining maturity of 12 months or greater                           2,084
                                                                       -------
Total time deposit of $100,00 or more                                  $14,996
                                                                       =======


Short-Term Debt

During 1997, all of the Corporation's borrowings were with the Federal Home Loan Bank and averaged $2.2 million. FHLB debt was used to maintain an appropriate liquidity during periods of the year with high loan demand. Table 9 provides information relating to Guaranty's borrowing positions in 1997.

                                     TABLE 9

                                   Borrowings
                             (Dollars in Thousands)


                                                                   1997        1996
                                                                  ------      ------
End of year:
  Amount outstanding, end of year                                 $1,800      $1,800
                                                                  ------      ------
  Weighted average interest rate, end of year                       6.31%       5.71%
                                                                  ------      ------
Maximum amounts:
  Maximum amount outstanding at any month-end during the year     $2,800      $3,800
                                                                  ------      ------
Averages:
  Average outstanding balance during the year                     $2,161      $3,396
                                                                  ------      ------
  Weighted average interest rate during the year                    6.02%       6.10%
                                                                  ------      ------

Capital

The Bank endeavors to maintain equity capital at a level adequate to support future growth as well as payment of dividends to its shareholders. The primary source of new capital funds has been through retained earnings. Total shareholders' equity averaged $10.9 million in 1997, an 8.3% increase over the prior year. The 1996 average of $10.1 million represented a 9.8% growth over 1995. Average equity as a percentage of total assets was 10.8% in 1997 and 10.6% in 1996.

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

Guaranty's core capital (Tier 1) was 10.8% on December 31, 1997, which exceeded all regulatory guidelines. Reference is made to Note 11 in the accompanying notes to the consolidated financial statements.

Market Price and Cash Dividends

At December 31, 1997, Guaranty State Bancorp had 892,978 shares of common stock outstanding which were held by 264 shareholders of record.

Morgan Keegan serves as the principal market maker for the Corporation's common stock in the over the counter market. Monroe Securities, Rochester, New York, also serves as a market maker. The following table sets forth cash dividends declared and the range of high and low market quotations for each quarterly period as indicated.

                                    TABLE 10

                         Market Price and Cash Dividends

                                    1997                                                     1996
              --------------------------------------------------     ---------------------------------------------------
                    Bid                   Ask                               Bid                   Ask
              --------------       ----------------                  ---------------        ---------------
              High       Low       High         Low     Dividend     High        Low        High        Low     Dividend
              ----       ---       ----         ---     --------     ----        ---        ----        ---     --------
Quarter
-------
1st           $22.75    $22.38    $23.38       $23.25    $ .09       $17.50     $17.00     $20.00      $19.75    $ .08
2nd            22.75     22.38     23.85        23.25      .09        18.00      17.25      19.75       19.50      .08
3rd            24.00     22.75     25.00        23.75      .10        21.00      18.00      25.00       19.50      .09
4th            37.00     24.00     37.00        34.00      .10        22.38      21.00      25.00       25.00      .09

Cash dividends per share were $ .38, $ .34 and $ .29 in 1997, 1996, and 1995, respectively. Dividends declared as a percentage of net income amounted to 27.4% in 1997, 27.6% in 1996, and 25.7% in 1995.

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

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to provide for general needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits. The primary source of liability liquidity is the Bank's customer base which provides core deposit growth. As a member of the Federal Home Loan Bank, Guaranty State Bank has the ability to borrow as another funding source. The overall liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at December 31, 1997 are adequate to meet its operating needs.

Because actual and projected repricing volumes may differ, it should be noted that Table 11 reflects the sensitivity of the balance sheet as of a specific date and is not necessarily indicative of the Bank's position on other dates. At December 31, 1997, Guaranty had a cumulative liability sensitive static gap position (interest-bearing liabilities subject to interest rate changes exceeded earning assets subject to changes in interest rates) of $19.9 million for one year. This is due to the inclusion of transaction accounts as repricing immediately. Such funds have been invested in longer term interest-earning assets. Experience has shown that the Bank and other peer banks see relatively modest repricing of their transaction accounts. Management takes this into consideration in trying to determine acceptable levels of interest sensitivity and accordingly, developing appropriate strategies. It is Guaranty's policy to maintain portfolios of earning assets and liabilities with maturities or repricing opportunities that will afford protection, to the extent practical, from unanticipated changes in interest rates.


                                    TABLE 11

                            Interest Rate Sensitivity
                             (Dollars in Thousands)

                                                    1-3            4-12         13-60        Over 60
                                                   Months         Months        Months        Months       Total
                                                   ------         ------        ------        ------       -----
Earning assets (1)
  Loans - fixed and adjustable rate               $ 29,079       $ 11,538       $35,188      $ 1,077      $76,882

  Investments                                        2,674          5,495        10,628        1,695       20,492
  Federal Home Loan Bank Stock                         310             --            --           --          310
                                                  --------       --------       -------      -------      -------
Total                                               32,063         17,033        45,816        2,772       97,684
                                                  ========       ========       =======      =======      =======

Interest-bearing liabilities:
  NOW                                                7,671                                                  7,671
  Money market                                       9,096                                                  9,096
  Savings                                           17,701                                                 17,701
  Certificates of deposit                           14,474         20,270        12,134                    46,878
  Federal Home Loan Bank Borrowings                     --                        1,800           --        1,800
                                                  --------       --------       -------      -------      -------
Total                                             $ 48,942       $ 20,270       $13,934      $    --      $83,146
                                                  ========       ========       =======      =======      =======

Interest sensitivity gap                          $(16,879)      $ (3,237)      $31,882      $ 2,772
Cumulative gap                                    $(16,879)      $(20,116)      $11,766      $14,538
Ratio of interest sensitive assets to
  interest sensitive liabilities                      65.5%          84.0%        328.8%       100.0%
Cumulative ratio of interest sensitive assets
  to interest sensitive liabilities                   65.5%          70.9%        114.2%       117.5%

(1) Nonaccrual loans totaling $74,535 are omitted as they are not interest bearing assets.

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


                       Comparison of Key Financial Ratios

                                          1997            1996            1995
                                        -------         -------         -------
Return on assets                          1.13%           1.16%           1.22%
Return on equity                         10.44%          10.72%          10.59%
Dividend payout ratio                    29.46%          27.57%          25.72%
Equity to assets ratio                   10.83%          10.82%          11.49%

*Ratios are computed on average balances


Item 8. Financial Statements and Supplementary Data.

                             GUARANTY STATE BANCORP

                       CONSOLIDATED FINANCIAL STATEMENTS

                        as of December 31, 1997 and 1996
                   and for each of the three years then ended

                             GUARANTY STATE BANCORP


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page(s)

Report of Independent Accountants                                              1

Financial Statements:

        Consolidated Balance Sheets                                            2

        Consolidated Statements of Income                                      3

        Consolidated Statements of Changes in Stockholders' Equity             4

        Consolidated Statements of Cash Flows                                  5

        Notes to Consolidated Financial Statements                        6 - 24

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
Guaranty State Bancorp
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Guaranty State Bancorp and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guaranty State Bancorp and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Raleigh, North Carolina
January 30, 1998

                             GUARANTY STATE BANCORP
                          Consolidated Balance Sheets
                           December 31, 1997 and 1996


               ASSETS                                             1997            1996
                                                              ------------     -----------
Cash and due from banks                                       $  3,761,982     $ 2,445,899
Federal funds sold                                               2,670,000       3,744,000
Securities available for sale                                   20,492,449      22,404,514
Loans held for sale                                                163,000         354,600
Loans, less allowance for loan losses
   of $1,153,568 in 1997
   and $1,073,274 in 1996                                       75,808,149      64,078,398
Federal Home Loan Bank of Atlanta stock                            309,200         270,600
Premises and equipment, net                                      2,037,791       2,155,017
Interest receivable                                                789,911         700,199
Other assets                                                       571,714         406,769
                                                              ------------     -----------
               Total assets                                   $106,604,196     $96,559,996
                                                              ============     ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Noninterest-bearing demand                                 $ 11,327,748     $10,232,604
   Interest-bearing demand                                       7,671,175       5,221,254
   Savings                                                      26,796,627      25,662,273
   Large denomination certificates of deposit                   14,996,332      12,523,084
   Other time deposits                                          31,881,652      29,954,367
                                                              ------------     -----------
               Total deposits                                   92,673,534      83,593,582


Borrowings                                                       1,800,000       1,800,000
Interest payable                                                   578,915         542,766
Other liabilities                                                  152,866         174,092
                                                              ------------     -----------
               Total liabilities                                95,205,315      86,110,440
                                                              ------------     -----------

Commitments and contingencies (Notes 5 and 13)

Stockholders' equity:

   Common stock, $1 par value,  2,500,000 shares
      authorized;  892,978 shares and
      880,053 shares issued and outstanding
      in 1997 and 1996, respectively                               892,978         880,053
   Surplus                                                       4,835,242       4,722,289
   Undivided profits                                             5,575,231       4,772,831
   Net unrealized gains on securities available for sale            95,430          74,383
                                                              ------------     -----------
               Total stockholders' equity                       11,398,881      10,449,556
                                                              ------------     -----------

               Total liabilities and stockholders' equity     $106,604,196     $96,559,996
                                                              ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             GUARANTY STATE BANCORP
                       Consolidated Statements of Income
              for the years ended December 31, 1997, 1996 and 1995


                                                          1997           1996           1995
                                                          ----           ----           ----
Interest income:
   Loans and fees on loans                             $6,829,988     $6,060,795     $5,265,685
   Federal funds sold                                     133,311        163,707        228,514
   Securities, taxable                                  1,034,687      1,055,090        862,627
   Securities, non-taxable                                184,953        177,125        192,336
                                                       ----------     ----------     ----------
               Total interest income                    8,182,939      7,456,717      6,549,162
                                                       ----------     ----------     ----------

Interest expense:
   Large denomination certificates of deposit             522,730        697,731        658,855
   Other deposits                                       3,200,822      2,692,449      2,250,046
   Other interest expense                                 130,070        207,184             --
                                                       ----------     ----------     ----------
               Total interest expense                   3,853,622      3,597,364      2,908,901
                                                       ----------     ----------     ----------
               Net interest income                      4,329,317      3,859,353      3,640,261
                                                       ----------     ----------     ----------

Provision for loan losses                                 211,000        142,836        183,268
                                                       ----------     ----------     ----------
               Net interest income after provision
                 for loan losses                        4,118,317      3,716,517      3,456,993
                                                       ----------     ----------     ----------

Other income:
   Service charges on deposit accounts                    269,562        223,245        223,509
   Other service charges, commissions and fees            172,504        177,868        158,484
   Other operating income                                  80,004         43,415         31,552
                                                       ----------     ----------     ----------
               Total other income                         522,070        444,528        413,545
                                                       ----------     ----------     ----------

Other expenses:
   Salaries                                             1,360,774      1,266,439      1,205,289
   Employee benefits                                      287,139        236,799        228,079
   Occupancy expense                                      311,570        270,775        248,417
   Equipment and fixtures expense                         118,421        100,687        121,889
   FDIC assessment                                         11,138          2,000         78,670
   Other operating expenses                               855,390        687,292        571,202
                                                       ----------     ----------     ----------
               Total other expense                      2,944,432      2,563,992      2,453,546
                                                       ----------     ----------     ----------

               Income before income taxes               1,695,955      1,597,053      1,416,992

Income taxes                                              555,904        516,606        444,538
                                                       ----------     ----------     ----------
               Net income                              $1,140,051     $1,080,447     $  972,454
                                                       ==========     ==========     ==========
Net income per:
   Common share                                        $     1.29     $     1.23     $     1.12
                                                       ==========     ==========     ==========
   Common share - assuming dilution                    $     1.22     $     1.18     $     1.09
                                                       ==========     ==========     ==========
Cash dividends declared per share                      $      .38     $      .34     $      .29
                                                       ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                             GUARANTY STATE BANCORP
           Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 1997, 1996 and 1995

                                                                                                Gains
                                                                                               (Losses)
                                          Common Stock                                       on Securities       Total
                                      --------------------                     Undivided       Available     Stockholders'
                                       Shares      Amount       Surplus         Profits      for Sale, Net       Equity
                                      -------     --------     ----------     -----------    -------------    ------------

Balance at January 1, 1995            578,338     $578,338     $4,644,812     $ 3,558,813      $(185,426)     $  8,596,537

Exercise of stock options               2,520        2,520         17,152              --             --            19,672
Cash dividends                             --           --             --        (250,092)            --          (250,092)
Three for two stock dividend          290,404      290,404             --        (290,404)            --                --
Net income                                 --           --             --         972,454             --           972,454
Change in net unrealized losses,
   net of income taxes                     --           --             --              --        336,180           336,180
                                      -------     --------     ----------     -----------    -------------    ------------

Balance at December 31, 1995          871,262      871,262      4,661,964       3,990,771        150,754         9,674,751

Exercise of stock options               8,791        8,791         60,325              --             --            69,116
Cash dividends                             --           --             --        (298,387)            --          (298,387)
Net income                                 --           --             --       1,080,447             --         1,080,447
Change in net unrealized gains,
   net of income taxes                     --           --             --              --        (76,371)          (76,371)
                                      -------     --------     ----------     -----------    -------------    ------------

Balance at December 31, 1996          880,053      880,053      4,722,289       4,772,831         74,383        10,449,556

Exercise of stock options              12,925       12,925        112,953              --             --           125,878
Cash dividends                             --           --             --        (337,651)            --          (337,651)
Net income                                 --           --             --       1,140,051             --         1,140,051
Change in net unrealized gains,
   net of income taxes                     --           --             --              --         21,047            21,047
                                      -------     --------     ----------     -----------    -------------    ------------

Balance at December 31, 1997         $892,978     $892,978     $4,835,242     $ 5,575,231      $  95,430      $ 11,398,881
                                     ========     ========     ==========     ===========      =========      ============


The accompanying notes are an integral part of the consolidated financial statements.

                             GUARANTY STATE BANCORP
                     Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995


                                                                   1997              1996              1995
                                                               ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                  $  1,140,051      $  1,080,447      $    972,454
   Adjustment to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization                              173,770           154,761           147,038
         Amortization of organization costs                           9,443             9,443            10,515
         Amortization of premiums, (accretion) of
            discounts on securities, net                             (3,610)           18,523            73,544
         Provision for loan losses                                  211,000           142,836           183,268
         Realized loss (gain) on sale of securities                 (14,709)            3,390               780
         Deferred tax benefit                                       (39,592)          (37,635)          (73,369)
         Loans held for sale:
            Originations                                         (7,823,300)       (8,195,182)       (5,333,950)
            Proceeds                                              8,014,900         8,051,282         5,279,250
         Changes in assets and liabilities:
            Interest receivable                                     (89,712)          (56,142)          (45,538)
            Other assets                                           (149,423)           53,227           173,077
            Interest payable                                         36,149           (60,790)          217,082
            Other liabilities                                         8,423           (33,895)           29,160
                                                               ------------      ------------      ------------
               Net cash provided by operating activities          1,473,390         1,130,265         1,633,311
                                                               ------------      ------------      ------------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale           1,013,750         1,001,172             4,156
   Proceeds from maturity of securities available for sale        4,550,000         7,440,000         6,160,000
   Purchase of securities available for sale                     (3,597,692)      (12,323,438)       (6,103,989)
   Purchase of FHLB of Atlanta stock                                (38,600)          (43,900)         (226,700)
   Net increase in loans                                        (11,940,751)       (6,233,383)      (10,199,406)
   Capital expenditures                                             (56,544)         (552,561)          (49,306)
                                                               ------------      ------------      ------------
               Net cash used by investing activities            (10,069,837)      (10,712,110)      (10,415,245)
                                                               ------------      ------------      ------------

Cash flows from financing activities:
   Net increase in deposits                                       9,079,952        10,970,199         6,152,889
   Proceeds from exercise of stock options                           96,229            69,116            19,672
   Dividends paid                                                  (337,651)         (298,387)         (232,441)
   Net proceeds from borrowed funds                                      --         1,800,000                --
                                                               ------------      ------------      ------------
               Net cash provided by financing activities          8,838,530        12,540,928         5,940,120
                                                               ------------      ------------      ------------
               Net increase (decrease) in cash and
                  cash equivalents                                  242,083         2,959,083        (2,841,814)


Cash and cash equivalents at beginning of year                    6,189,899         3,230,816         6,072,630
                                                               ------------      ------------      ------------

Cash and cash equivalents at end of year                       $  6,431,982      $  6,189,899      $  3,230,816
                                                               ============      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements

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

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions at the date of the financial statements that affect the reported amounts of assets and liabilities at the date of the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Securities

     Securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain securities to be classified into three categories:

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

     Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related debt securities. Gains and losses on the sale of securities are determined using the specific-identification method and are included in other income at the time of sale.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


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

     The Corporation evaluates it's loan portfolio in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Under these standards, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans and Allowance for Loan Losses (continued)

     At December 31, 1997 and 1996, and for the years then ended, there were no loans material to the financial statements considered to be impaired.

     The Corporation uses several factors in determining if a loan is impaired under SFAS No. 114. The internal asset classification procedures include a thorough review of significant loans and lending relationships and the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income or loss, etc. Loans with a principal balance of less than $150,000 are considered small balance loans and evaluated collectively for impairment.

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

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreclosed Assets

     Assets acquired as a result of foreclosure are valued at the lower of the recorded investment in the loan or fair value less estimated costs to sell. The recorded investment is the sum of the outstanding principal loan balance and foreclosure costs associated with the loan. Any excess of the recorded investment over the fair value of the property received at the time of foreclosure is charged to the allowance for loan losses. Any subsequent write-downs are charged against other expenses.

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

     Income Taxes

     The Corporation and its subsidiary file a consolidated Federal income tax return. Separate state income tax returns are filed for each entity. The Corporation's consolidated federal income tax returns are subject to examination by taxing authorities for the years 1995 and thereafter.

     Deferred tax asset and liability balances are determined by application to temporary differences of the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounting   for   Transfers   and   Servicing  of  Financial   Assets  and
     Extinguishments of Liabilities

     On January 1, 1997 the Corporation adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement establishes new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. This statement also establishes new accounting requirements for pledged collateral. The adoption of this statement had no material impact on the Corporation's financial statements. SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. The Corporation does not anticipate a significant effect on net income or its financial position from the adoption of this statement.

     Net Income per share

     The Corporation adopted SFAS No. 128 "Earnings Per Share" on December 31, 1997. As required, all prior period earnings per share have been restated to conform with the provisions of the statement. There are no material differences between earnings per share-assuming dilution reported under SFAS No. 128 and the previously reported amounts for the years ended December 31, 1996 and 1995.

     The following table provides a reconciliation of income available to common stockholders and the average number of shares outstanding for the years ended December 31, 1997, 1996 and 1995.

                                                1997           1996         1995
                                            ----------     ----------     --------

     Net income (numerator)                 $1,140,051     $1,080,447     $972,454
                                            ==========     ==========     ========

     Shares for basic EPS (denominator)        886,558        876,254      870,526
     Dilutive effect of stock options           49,628         41,645       21,166
                                            ----------     ----------     --------
     Adjusted shares for diluted EPS           936,186        917,899      891,692
                                            ==========     ==========     ========


     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Reclassifications

     Certain items included in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on the net income or stockholders' equity previously reported.

     New Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". These statements will be adopted effective January 1, 1998, with appropriate restatements or disclosures for prior periods. The adoption is not expected to have a significant effect on operations or financial position.

     2. SECURITIES

     The amortized cost and estimated market values of available-for-sale securities as of December 31, 1997 and 1996 are as follows:

                                                      Gross            Gross          Estimated
                                     Amortized     Unrealized       Unrealized          Market
                                        Cost          Gains            Losses           Value
                                    -----------     ---------      ------------      -----------
      1997:
        U. S. Treasury              $15,008,218     $  51,020      $     (7,296)     $15,051,942
        U. S. Government
           corporations and
           agencies obligations         999,928         3,190            (1,103)       1,002,015
        State and political
           subdivisions               4,322,554       115,938                --        4,438,492
                                    -----------     ---------      ------------      -----------
                                    $20,330,700     $ 170,148      $     (8,399)     $20,492,449
                                    ===========     =========      ============      ===========

                                                      Gross            Gross          Estimated
                                     Amortized     Unrealized       Unrealized          Market
                                        Cost          Gains            Losses           Value
                                    -----------     ---------      ------------      -----------
     1996:
        U. S. Treasury              $15,961,563     $  60,549      $    (47,916)     $15,974,196
        U. S. Government
           corporations and
           agencies obligations       1,999,746         2,857            (7,034)       1,995,569
        State and political
           subdivisions               4,317,129       121,102            (3,482)       4,434,749
                                    -----------     ---------      ------------      -----------
                                    $22,278,438     $ 184,508      $    (58,432)     $22,404,514
                                    ===========     =========      ============      ===========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


2.   SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturities, are shown below:

                                                         After           After
                                        In One          One Year      Five Years
                                         Year           Through         Through     After Ten
                                        or Less        Five Years      Ten Years      Years          Total
                                       ----------     -----------     ----------     --------     -----------
     U.S. Treasury                     $6,989,254     $ 8,018,964     $       --     $     --     $15,008,218
     U. S. Government corporations
        and  agencies obligations         500,228         499,700             --           --         999,928

     States and political
        subdivisions                      175,114       1,998,162      1,997,511      151,767       4,322,554
                                       ----------     -----------     ----------     --------     -----------
     Amortized cost                    $7,664,596     $10,516,826     $1,997,511     $151,767     $20,330,700
                                       ==========     ===========     ==========     ========     ===========

     Estimated market value            $7,669,060     $10,627,497     $2,037,074     $158,818     $20,492,449
                                       ==========     ===========     ==========     ========     ===========

     Expected   maturities  may  differ  from  contractual   maturities  because
     borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Gross gains of $14,709 were realized on sales of securities during 1997. Gross losses of $3,390 and $780 were realized on sales of securities during 1996 and 1995, respectively.

     Securities with a book value of $2,209,938 and $2,414,681 as of December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other banking purposes.

3.   LOANS

     Major classifications of loans as of December 31, 1997 and 1996, are summarized as follows (in thousands):

                                                     1997           1996
                                                   --------       --------
     Commercial                                    $  4,199       $  3,567
     Real estate:
        Construction and land development            14,816         11,096
        Residential, 1-4 families                    32,112         29,747
        Residential, 5 or more families               1,437            903
        Nonfarm, nonresidential                      17,710         13,884
     Consumer                                         6,487          5,927
     Other                                              328            119
                                                   --------       --------
     Total loans outstanding                         77,089         65,243
     Less deferred fees                                (127)           (92)
     Less allowance for loan losses                  (1,154)        (1,073)
                                                   --------       --------
                                                   $ 75,808       $ 64,078
                                                   ========       ========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


3.   LOANS (Continued)

     At December 31, 1997, the Corporation had entered into a security agreement with a blanket floating lien pledging all of its real estate loans to secure actual or potential borrowings for the Federal Home Loan Bank of Atlanta (see Note 6).

     A summary of changes in the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                              1997             1996             1995
                                          -----------      -----------      -----------
     Balance, beginning                   $ 1,073,274      $ 1,102,709      $   947,022
     Provision charged against income         211,000          142,836          183,268
     Recoveries                                23,000           40,338           50,419
     Loans charged off                       (153,706)        (212,609)         (78,000)
                                          -----------      -----------      -----------
     Balance, ending                      $ 1,153,568      $ 1,073,274      $ 1,102,709
                                          ===========      ===========      ===========

Nonperforming assets at December 31, 1997 and 1996, consist of the following:

                                                                          1997         1996
                                                                        --------     --------
     Loans ninety days or more past due and still accruing interest     $193,883     $146,361
     Nonaccrual loans                                                     74,535      146,672
                                                                        --------     --------
                                                                        $268,418     $293,033
                                                                        ========     ========

     Foregone interest on nonaccrual loans was $40,904, $43,225 and $20,040 for the years ended December 31, 1997, 1996 and 1995, respectively. There were no commitments to lend additional funds to customers whose loans were classified as nonperforming at December 31, 1997 and 1996.

4.   PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1997 and 1996, are stated at cost, less accumulated depreciation and amortization, as follows:

                                                            1997             1996
                                                        -----------      -----------
     Premises                                           $ 1,997,270      $ 1,724,681
     Equipment and fixtures                                 893,884          764,451
     Software                                               214,773          185,024
     Construction in progress                                    --          400,234
                                                        -----------      -----------
                                                          3,105,927        3,074,390
     Less accumulated depreciation and amortization      (1,590,071)      (1,441,308)
                                                        -----------      -----------
                                                          1,515,856        1,633,082
     Land                                                   521,935          521,935
                                                        -----------      -----------
                                                        $ 2,037,791      $ 2,155,017
                                                        ===========      ===========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


5.   LEASES

     The Corporation leases premises under operating leases. Rental expense related to operating leases was $62,917, $36,732 and $36,732 for 1997, 1996 and 1995, respectively.

     The future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

        1998                                                       $    65,680
        1999                                                            65,680
        2000                                                            65,680
        2001                                                            65,680
        2002                                                            65,680
        Thereafter                                                     672,172
                                                                   -----------
           Total minimum lease payments                            $ 1,000,572
                                                                   ===========

6.   BORROWINGS

     Borrowings represent advances from the Federal Home Loan Bank of Atlanta and totaled $1,800,000 at both December 31, 1997 and 1996. At December 31, 1997, the weighted average interest rate on these advances was 6.31%, with a maturity date of July 1999.

     The Corporation has pledged all of its stock in the Federal Home Loan Bank of Atlanta and entered into a security agreement with a blanket floating lien pledging qualifying real estate loans to secure actual or potential borrowings. At December 31, 1997, the Corporation had an additional $8.2 million of credit available with the Federal Home Loan Bank of Atlanta.

7.   INCOME TAXES

     The components of income taxes for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                         1997           1996           1995
                                      ---------      ---------      ---------
     Current                          $ 595,496      $ 554,241      $ 517,907
     Deferred provision (benefit)       (39,592)       (37,635)       (73,369)
                                      ---------      ---------      ---------
                                      $ 555,904      $ 516,606      $ 444,538
                                      =========      =========      =========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


7.   INCOME TAXES (Continued)

     Reconciliations of expected income tax at the statutory Federal rate (34%) with income tax expense for the years ended December 31, 1997, 1996 and 1995, are as follows:

                                                             1997           1996           1995
                                                          ---------      ---------      ---------
     Expected income tax expense at
        statutory rate                                    $ 576,625      $ 542,998      $ 481,777
     Increase (decrease) in income tax expense
        resulting from:
           Tax exempt interest                              (75,901)       (55,355)       (68,215)
           State income taxes, net of federal benefit        36,938         22,973         20,366
           Other, net                                        18,242          5,990         10,610
                                                          ---------      ---------      ---------
     Income tax expense                                   $ 555,904      $ 516,606      $ 444,538
                                                          =========      =========      =========

     The components of net deferred tax assets included in other assets at December 31, 1997 and 1996 are as follows:

                                                   1997             1996
                                                ---------        ---------
     Allowance for loan losses                  $ 388,986        $ 359,084
     Unrealized securities gains                  (66,318)         (51,691)
     Accumulated depreciation                     (29,599)         (29,005)
     Deferred loan fees                            49,839           35,831
     Other, net                                   (33,812)         (30,088)
                                                ---------        ---------
                                                $ 309,096        $ 284,131
                                                =========        =========

8.   EMPLOYEE BENEFIT PLAN

     The Corporation has a qualified profit sharing 401(K) plan for employees 21 years of age or over with at least one year of service, which covers substantially all employees. Under the plan, employees may contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Corporation matches 50% of such contributions not exceeding 2% and 100% of such contributions between 2% and 4% of the participants' compensation. Further, the Corporation may make additional contributions on a discretionary basis. The plan provides that employees' contributions are 100% vested at all times and the Corporation's contributions vest at 20% each year after the first year of service. The expense related to this plan for the years ended December 31, 1997, 1996 and 1995, was $97,142, $74,844 and $58,953, respectively.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


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

     On January 1, 1996 the Corporation adopted SFAS No. 123, "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Corporation has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations in accounting for its Plans. However, the Corporation is required to disclose the pro forma effects on net income based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123. The fair value of each award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 1995 grant: dividend growth of 14%, expected volatility of 10%, risk free interest rate of 6.25%, and expected life of 5 years. The weighted average fair value for the options granted in 1995 was $1.43. Had compensation expense for the Plan been recognized consistent with SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

     Net income - 1995                As reported                  $  972,454
                                      Pro forma                       949,705

     Net income per share - Basic     As reported                  $     1.12
                                      Pro forma                          1.09

     Net income per share - Diluted   As reported                  $     1.09
                                      Pro forma                          1.03


     As there were no grants during 1997 or 1996, nor any deferred expense from the 1995 grants, pro forma disclosure requirements of SFAS No. 123 are not applicable for these years.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


10.  STOCK OPTIONS (Continued)

     A summary of the changes during the years ending December 31, 1997, 1996 and 1995, of the Corporation's Plan is presented below:

                                                 1997                   1996                   1995
                                           ------------------     ------------------     ------------------
                                                     Weighted               Weighted               Weighted
                                                      Average                Average                Average
                                                     Exercise               Exercise               Exercise
                                           Shares      Price      Shares      Price      Shares      Price
                                           ------    --------     ------    --------     ------    --------
     Outstanding at beginning of year      64,455    $   7.54     73,246    $   7.58     59,838    $   6.65
     Granted                                   --       --            --       --        15,928       10.17
     Exercised                            (12,925)       7.44     (8,791)       7.83     (2,520)       5.20
                                           ------    --------     ------    --------     ------    --------
     Outstanding at end of year            51,530    $   7.37     64,455    $   7.54     73,246    $   7.58
                                           ======    ========     ======    ========     ======    ========

     Options exercisable at year-end       51,530    $   7.37     64,455    $   7.54     57,319    $   6.86
                                           ======    ========     ======    ========     ======    ========

     At December 31, 1997 the option exercise prices ranged from $5.17 - $10.17 and have a weighted average remaining contractual life of 3.8 years.

     During 1997 there were disqualifying dispositions of incentive stock options which resulted in a tax benefit to the Corporation of approximately $30,000.

11.  REGULATORY MATTERS AND RESTRICTIONS

     The Corporation is a member of the Federal Reserve System and, as such, is required to maintain certain of their cash and due from banks as reserves based on regulatory requirements. The reserve requirement approximated $300,000 at both December 31, 1997 and 1996.

     The Corporation is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Management believes, as of December 31, 1997, that the Corporation meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notification from the FDIC categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation must maintain minimum amounts and ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Corporation's category.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


11.  REGULATORY MATTERS AND RESTRICTIONS (Continued)

     The Corporation's actual capital amounts and ratios are also presented in the table below (dollars in thousands):

                                                                                            To Be Well Capitalized
                                                                            For Capital    Under Prompt Corrective
                                                        Actual           Adequacy Purposes     Action Provisions
                                                  ------------------     -----------------     -----------------
     As of December 31, 1997:                     Amount       Ratio      Amount     Ratio      Amount    Ratio
     ----------------------------------------     -------      -----      ------     -----      ------    -----
     Total Capital (to Risk Weighted Assets)      $12,242      16.3%      $6,005      8.0%      $7,507    10.0%
     Tier I Capital (to Risk Weighted Assets)      11,303      15.1        3,003      4.0        4,504     6.0
     Tier I Capital (to Average Assets)            11,303      10.8        4,180      4.0        5,225     5.0

     As of December 31, 1996:
     ----------------------------------------

     Total Capital (to Risk Weighted Assets)      $11,147      18.1%      $4,938      8.0%      $6,173    10.0%
     Tier I Capital (to Risk Weighted Assets)      10,375      16.8        2,469      4.0        3,704     6.0
     Tier I Capital (to Average Assets)            10,375      10.6        3,907      4.0        4,883     5.0


12.  UNAUDITED INTERIM FINANCIAL INFORMATION

     The following unaudited interim financial information data includes, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for such periods. The aggregate of the interim information may not agree to annual information due to rounding:


                                                     Three Months Ended
                                    ----------------------------------------------------
                                    March 31      June 30     September 30   December 31
                                    --------      -------     ------------   -----------
                                      (In thousands of dollars except per share data)
     1997:
       Interest income               $1,859        $2,015        $2,083        $2,226
       Interest expense                 897           964           993         1,000
       Provision for loan losses         47            43            45            76
       Other income                     124           133           143           122
       Other expense                    678           704           702           860
                                     ------        ------        ------        ------
       Income before taxes              361           437           486           412
       Income taxes                     114           142           166           134
                                     ------        ------        ------        ------

       Net income                    $  247        $  295        $  320        $  278
                                     ======        ======        ======        ======
       Net income per:
          Common share               $  .28        $  .34        $  .36        $  .31
                                     ======        ======        ======        ======
          Common share -
             assuming dilution       $  .27        $  .31        $  .34        $  .30
                                     ======        ======        ======        ======

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


12.  UNAUDITED INTERIM FINANCIAL INFORMATION (Continued)

                                                     Three Months Ended
                                    ----------------------------------------------------
                                    March 31      June 30     September 30   December 31
                                    --------      -------     ------------   -----------
                                      (In thousands of dollars except per share data)
     1996:
     Interest income                  $1,751       $1,859        $1,918        $1,928
        Interest expense                 813          881           959           944
        Provision for loan losses         34           36            41            32
        Other income                     106          115           109           115
        Other expense                    606          650           642           666
                                     ------        ------        ------        ------
        Income before taxes              404          407           385           401
        Income taxes                     132          132           123           130
                                     ------        ------        ------        ------
        Net income                    $  272       $  275        $  262        $  271
                                      ======       ======        ======        ======
        Net income per:
           Common share               $  .31       $  .31        $  .30        $  .31
                                      ======       ======        ======        ======
           Common share -
              assuming dilution       $  .30       $  .30        $  .28        $  .30
                                      ======       ======        ======        ======

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

     As of December 31, 1997 and 1996, outstanding financial instruments whose contract amounts represent credit risk were approximately as follows:

                                               1997           1996
                                               ----           ----

     Unfunded loans and lines of credit     $9,940,520     $8,604,802
                                            ==========     ==========

     Standby letters of credit              $  180,600     $  232,634
                                            ==========     ==========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


13.  COMMITMENTS AND CONTINGENCIES (Continued)

     The Corporation's lending is concentrated primarily in Durham, North Carolina and the surrounding communities in which it operates. Credit has been extended to certain of the Corporation's customers through multiple lending transactions.

14.  RELATED PARTY TRANSACTIONS

     In the normal course of business, certain directors and executive officers of the Corporation, including their immediate families and companies in which they have a 10% or more beneficial interest, were loan customers. Activity during the years ended December 31, 1997 and 1996, is summarized as follows:

                                1997             1996
                                ----             ----

     Balance, beginning     $ 1,282,048      $ 1,111,391
     Loans made                 271,000          794,533
     Payments received         (369,392)        (623,876)
                            -----------      -----------
     Balance, ending        $ 1,183,656      $ 1,282,048
                            ===========      ===========


15.  PARENT CORPORATION FINANCIAL STATEMENTS

     The Corporation's principal asset is its investment in the Bank. The balance sheets as of December 31, 1997 and 1996 and statements of income and cash flows for the three years ended December 31, 1997, for the parent corporation only, are presented below.

        Guaranty State Bancorp (Parent Corporation Only)
                         Balance Sheets

                                                              1997           1996
                                                              ----           ----
     Assets:
     Cash and due from depository institutions
        with subsidiary                                   $    32,399     $    24,454
     Investment in subsidiary                              11,364,030      10,414,703
     Other assets                                               5,634          15,077
     Dividends receivable from subsidiary                      89,298          79,205
                                                          -----------     -----------
           Total assets                                   $11,491,361     $10,533,439
                                                          ===========     ===========

     Liabilities and stockholders' equity:
     Other liabilities                                    $     3,182     $     4,678
     Dividends payable to stockholders                         89,298          79,205
                                                          -----------     -----------

     Common stock and surplus                               5,728,220       5,602,342
     Undivided profits                                      5,575,231       4,772,831
     Net unrealized gains on securities                        95,430          74,383
                                                          -----------     -----------
     Stockholders' equity                                  11,398,881      10,449,556
                                                          -----------     -----------

           Total liabilities and stockholders' equity     $11,491,361     $10,533,439
                                                          ===========     ===========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


15.  PARENT CORPORATION FINANCIAL STATEMENTS (Continued)

               Statements of Income

                                                            1997             1996            1995
                                                        -----------      -----------      ---------
     Dividends from  wholly-owned subsidiary            $   375,760      $   330,754      $ 277,893
     Amortization expense                                    (9,443)          (9,443)       (10,515)
     Franchise tax                                           (8,588)         (22,922)        (7,603)
     Other expense                                          (20,080)            (750)       (10,192)
                                                        -----------      -----------      ---------
     Income before equity in undistributed income
        of wholly-owned subsidiary                          337,649          297,639        249,583
     Equity in undistributed income of subsidiary           802,402          782,808        722,871
                                                        -----------      -----------      ---------
                 Net income                             $ 1,140,051      $ 1,080,447      $ 972,454
                                                        ===========      ===========      =========

               Statements of Cash Flows

     Cash flows from operating activities:
        Net income                                      $ 1,140,051      $ 1,080,447      $ 972,454
        Equity in undistributed income of
           subsidiary                                      (802,402)        (782,808)      (722,871)
        Amortization expense                                  9,443            9,443         10,515
        Increase in receivables and
           other assets                                          --           (8,754)        (7,136)
        Increase (decrease) in other liabilities             (1,496)           2,689         18,538
                                                        -----------      -----------      ---------
              Net cash provided by operating
                 activities                                 345,596          301,017        271,500
                                                        -----------      -----------      ---------

     Cash flows from financing activities:
        Proceeds from exercise of stock options              96,229           69,116         19,672
        Increase in investment in subsidiary                (96,229)         (69,116)       (47,512)
        Dividends paid                                     (337,651)        (288,884)      (232,441)
                                                        -----------      -----------      ---------
              Net cash used in financing activities        (337,651)        (288,884)      (260,281)
                                                        -----------      -----------      ---------

              Net increase in cash                            7,945           12,133         11,219

     Cash at beginning of year                               24,454           12,321          1,102
                                                        -----------      -----------      ---------

     Cash at end of year                                $    32,399      $    24,454      $  12,321
                                                        ===========      ===========      =========

     Non-cash financing activities:
        Tax benefits from disqualified dispositions
           of incentive stock options                   $    29,649               --             --
                                                        ===========      ===========      =========

        Dividends declared but not paid                 $    89,928      $    79,205      $  69,701
                                                        ===========      ===========      =========

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair values of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair values have been determined by the Corporation using the methods and assumptions described below. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

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

     Borrowings
     ----------

     The  rate  on  borrowings   approximates  the  rate  offered  currently  on
     borrowings with similar characteristics. Therefore, the carrying amount approximates the fair value.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Off-Balance Sheet Financial Instruments
     ---------------------------------------

     The fair value of off-balance sheet financial instruments has not been considered in determining on balance sheet fair value. As discussed in Note 13, these off-balance sheet financial instruments are commitments to extend credit and are either short term in nature or subject to immediate repricing.

     The carrying amount and estimated fair value of the Corporation's financial instruments at December 31, 1997 and 1996 are as follows:

                                                      1997                             1996
                                          -----------------------------     ---------------------------
                                                            Estimated                       Estimated
                                            Carrying           Fair           Carrying         Fair
                                             Amount            Value           Amount          Value
                                          ------------     ------------     -----------     -----------
     Financial assets:
        Cash and cash equivalents         $  6,431,982     $  6,431,982     $ 6,189,899     $ 6,189,899
        Securities available for sale       20,492,449       20,492,449      22,404,514      22,404,514
        Loans held for sale                    163,000          163,000         354,600         354,600
        Loans less allowance for loan
           losses                           75,808,149       75,761,744      64,078,398      63,850,105
        Federal Home Loan Bank of
           Atlanta stock                       309,200          309,200         270,600         270,600
        Interest receivable                    789,911          789,911         700,199         700,199
                                          ------------     ------------     -----------     -----------
              Total                       $103,994,691     $103,948,286     $93,998,210     $93,769,917
                                          ============     ============     ===========     ===========

     Financial liabilities:
        Deposits                          $ 92,673,534     $ 92,878,830     $83,593,582     $83,739,436
        Borrowings                           1,800,000        1,800,000       1,800,000       1,800,000
        Interest payable                       578,915          578,915         542,766         542,766
                                          ------------     ------------     -----------     -----------
              Total                       $ 95,052,449     $ 95,257,745     $85,936,348     $86,082,202
                                          ============     ============     ===========     ===========

     The Corporation's remaining assets and liabilities are not considered financial instruments.

                             GUARANTY STATE BANCORP
                   Notes to Consolidated Financial Statements


17.  CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

     The following is supplemental information regarding the consolidated cash flows for the years ended December 31, 1997, 1996 and 1995:

                                                         1997           1996           1995
                                                      ----------     ----------     ----------
     Supplemental disclosure of cash flow
        information:
        Cash paid for:
           Interest                                   $3,817,473     $3,658,154     $2,691,819
                                                      ==========     ==========     ==========
           Income taxes                               $  647,000     $  503,806     $  512,817
                                                      ==========     ==========     ==========

     Schedule of non-cash investing and
        financing activities:

     Tax benefits from nonqualified stock options     $   26,649     $       --     $       --
                                                      ==========     ==========     ==========

     Dividends declared but not paid                  $   89,928     $   79,205     $   69,701
                                                      ==========     ==========     ==========

18.  YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Corporation has developed a plan to address the year 2000 issue. The Corporation presently believes that the majority of the existing software in use is in compliance with the year 2000 issue and plans are in progress to bring the remaining software in compliance. Although the cost to bring the Corporation's software in compliance can not be determined at this time, it is not expected to be material. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Corporation's systems or inadequate conversion by a significant loan customer, would not have a material adverse effect on the Corporation.

19.  PENDING MERGER

     On November 18, 1997 the Corporation entered into an agreement of reorganization and merger with Triangle Bancorp, Inc. All regulatory approvals have been obtained and the Corporation's shareholders will meet on March 30, 1998 to vote on the proposed merger. The transaction is expected to be consummated in April 1998.

Item 9. Changes In & Disagreements with Accountants.

        Not applicable

Item 10. Directors and Executive Officers

         Set forth below is a table showing the name, age, initial year of election to the Board and principal occupation and employment for the past five years of each member of the Board of Directors:

                                          Director       Principal Occupations
Name                            Age       Since          During the Past Five Years
----                            ---       -----          --------------------------

Nominees

Susan Cranford Ross             42        1994           Associate Dean and Director of Arts and
                                                         Sciences Development, Duke University

David W. Wiggins                52        1994           Staff Systems and Procedures Analyst, International
                                                         Business Machines Corporation

Charles J. Stewart              48        1993           President and Chief Executive Officer,
                                         *1979           Guaranty State Bancorp and Guaranty
                                                         State Bank

E. Spurgeon Booth, Jr.          65        1993           Secretary-Treasurer, Booth Real Estate
                                         *1977           and Insurance, Inc.

N. Wayne Campbell               55        1993           President, Credit Financial Information
                                         *1980           Service Inc. (credit reporting agency)

W.L. Douglas Townsend, Jr.      39        1993           Managing Director and CEO,
                                         *1988           Townsend Frew & Co., L.L.C.
                                                         (January, 1996-present investment
                                                         banking); Senior Vice President,
                                                         Corporate Development, Coastal
                                                         Physician Group, Inc. (1991-1995)

Stancil B. Roberts              56        1995           Independent Engineer (1997-present)
                                                         Previous - Principal, Knott & Roberts
                                                         Engineering Associates, P.A.

Robert F. Baker                 62        1993           Partner, Spears, Barnes, Baker,
                                         *1972           Wainio, Brown and Whaley (law firm)

B. W. Harris, III               59        1993           Principal, Harris, Harris & Company,
                                         *1968           CPA's, PLLC(November,1995 -
                                                         present); Principal, Bailey,
                                                          Self, Harris and Company (certified
                                                         public accountants, 1960-1995)

Philip H. Pearce, M.D.          62        1993           Partner, The Durham Women's
                                                         Clinic,P.A. (OB/GYN clinic

----------------------

* Director of Bank since year stated.

The following table sets forth certain information with respect to the executive officers of the Corporation, each of which serves in the same capacity for the
Bank:

Name                             Age               Position
----                             ---               --------

Charles J. Stewart               48       President and Chief Executive Officer

Jean R. Turner                   52       Senior Vice President

Joseph M. Johnson                42       Senior Vice President

J. Edwin Causey, Jr.             54       Senior Vice President and Secretary


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

Item 11. Executive Compensation.

     The following table sets forth certain information relating to compensation received by the Corporation's Chief Executive Officer for fiscal years 1995, 1996 and 1997. No other executive officer of the Corporation received total annual salary and bonus in excess of $100,000.

                           Summary Compensation Table

                                    Annual Compensation                  Long-Term Compensation
                                    -------------------                  ----------------------
    Name and                                                    Securities Underlying         All Other
Principal Position         Year     Salary ($)   Bonus ($)              Options           Compensation ($)1
------------------         ----     ----------   ---------      ---------------------     -----------------

Charles J. Stewart         1997       125,034      50,000                  -                     24,211
  President and Chief      1996       117,480      44,000                  -                      8,173
  Executive Officer        1995       111,881      40,000              6,000                      9,056

-------------------
(1) 1997 consists of the Corporation's matching and discretionary contributions to the Corporation's 401(k) profit-sharing plan and a non-qualified Executive Retirement Plan for Mr. Stewart.. 1995 and 1996 consist only of the 401(k) profit-sharing plan.

The following table summarizes options exercised by Charles J. Stewart during the fiscal year ended December 31, 1997 and presents the value of unexercised options held by Mr. Stewart at the end of fiscal year 1997.

                 Aggregated Option Exercises in Fiscal Year 1997
                        and Fiscal Year-End Option Values
                 -----------------------------------------------

                                                                      Number of Securities
                                                                     Underlying Unexercised       Value of Unexercised
                                                                           Options at             In-the-Money Options
                           Shares Acquired            Value            Fiscal Year-End (#)        at Fiscal Year-End ($)
         Name              on Exercise (#)         Realized ($)    (Exercisable/Unexercisable) (Exercisable/Unexercisable)
         ----              ---------------         ------------    --------------------------- ---------------------------
   Charles J. Stewart           5,500                 86,208                36,380/0                   1,346,060/0
         President and
         Chief
         Executive
         Officer

Item 12.      Security ownership of certain beneficial owners and management

     The following table sets forth certain information concerning beneficial ownership of the Common Stock by (i) each person known by the Corporation to be a beneficial owner of more than five percent (5%) of the outstanding Common Stock, (ii) each director of the Corporation, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Corporation as a group, as of February 9, 1998. The percentages are based on total shares outstanding as well as immediately exercisable stock options. Except as otherwise noted, the person named had sole voting and investment power with respect to the shares reflected in the table below:


                                           Amount
                                             and
                                           Nature                       Percent
                                             of                           of
                                         Beneficial                     Common
         Name                             Ownership                      Stock
         ----                             ---------                      -----

Dwight G. Howard                         119,775   (1)                  12.71%

Frank Ward                                59,499   (2)                   6.31%

Charles J. Stewart                        67,984   (3)                   7.21%

B. W. Harris, III                         29,265   (4)                   3.10%

David W. Wiggins                          20,136   (5)                   2.14%

N. Wayne Campbell                         15,955   (6)                   1.69%

Robert F. Baker                            5,049   (7)                       *

Stancil B. Roberts                         3,747   (8)                       *

W. L. Douglas Townsend, Jr.                2,550   (9)                       *

Susan Cranford Ross                          800  (10)                       *

E. Spurgeon Booth, Jr.                       500  (11)                       *

Phillip H. Pearce, M.D.                      500  (12)                       *

All Directors and Executive
    Officers as a Group                  165,371  (13)                  17.54%
    (13 persons)

-----------------------------------
     * Less than one percent.

(1)  Mr. Howard's address is P.O. Box 1962, Durham, North Carolina 27702.

(2)  Mr. Ward's address is 518 South Duke Street, Durham, North Carolina 27701.

(3) Includes 36,380 shares subject to a presently exercisable stock option and 900 shares held by Mr. Stewart's spouse.

(4) Includes 4,500 shares subject to a presently exercisable stock option. Mr. Harris' address is 3942 Nottaway Road, Durham, North Carolina 27707.

(5) Includes 300 shares held by Mr. Wiggins' children under the North Carolina Uniform Transfers to Minors Act, and 750 shares held by Mr. Wiggins' spouse. Mr. Wiggins' address is P.O. Box 71244, Durham, North Carolina 27722.

(6) Includes 825 shares held by Mr. Campbell's spouse. Mr. Campbell's address is 1920 Redding Lane, Durham, North Carolina 27712.

(7)  Mr. Baker's address is P.O. Box 891, Durham, North Carolina 27702.

(8)  Mr. Roberts' address is 2202 Thunder Road, Durham, North Carolina 27712.

(9) Includes 360 shares held by Mr. Townsend's spouse. Mr. Townsend's address is 2204 Whitley Drive, Durham, North Carolina 27707.

(10) Mr. Booth's address is P.O. Box 2916, Durham, North Carolina 27715.

(11) Ms. Ross' address is 4102 Westfield Drive, Durham, North Carolina 27705.

(12) Dr. Pearce's address is 30 Brookside Place, Durham, North Carolina 27705.

(13) Includes 49,580 shares subject to presently exercisable stock options.


Item 13. Certain transactions

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

              Reference is made to Form 8-K filed October 16, 1997

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Guaranty State Bancorp



March 27, 1998                          By:
                                           ----------------------------------
                                           Charles J. Stewart
                                           President and Chief Executive Officer


March 27, 1998                          By:
                                           ----------------------------------
                                           Jean R. Turner
                                           Senior Vice President

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Forms 8-K.

         None